Form 10-Q
period 2011-06-30
Global Cornerstone Holdings Ltd
filed 2011-08-12
CIK 1511648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to __________

Commission File Number:   000-54351

GLOBAL CORNERSTONE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

British Virgin Islands	6770	66-0758906
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

352 Park Avenue South
13 th Floor
New York, NY	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 822-8165

641 Lexington Avenue
28 th  Floor
New York, NY
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ NO  ☐

As of August 10, 2011, there were 9,756,098 ordinary shares of the Company issued and outstanding.

GLOBAL CORNERSTONE HOLDINGS LIMITED
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Interim Balance Sheet	3
Interim Statements of Operations	4
Interim Statement of Shareholders’ Equity	5
Interim Statements of Cash Flows	6
Notes to Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

Overview	15
Results of Operations	15
Liquidity and Capital Resources	15
Critical Accounting Policies	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4. CONTROLS AND PROCEDURES	17

PART II. OTHER INFORMATION	18

ITEM 1. LEGAL PROCEEDINGS	18

ITEM 1A. RISK FACTORS	18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. REMOVED AND RESERVED	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. EXHIBITS	20
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

INTERIM BALANCE SHEET (UNAUDITED)

June 30, 2011

ASSETS:
Current assets:
Cash	$700,653
Prepaid Insurance	144,134
Prepaid Expenses	2,364
Total current assets	847,151

Cash equivalents held in Trust Account	80,001,044

Total assets	$80,848,195

LIABILITIES AND SHAREHOLDERS' EQUITY:
Other liabilities:
Deferred underwriting compensation	$2,800,000

Total liabilities	2,800,000

Commitments and contingencies

Ordinary shares subject to possible redemption; 7,304,819 shares (at redemption value)	73,048,190

Shareholders' equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-
Ordinary shares, no par value; unlimited shares authorized; 9,756,098 issued and outstanding (which includes 7,304,819 shares subject to possible redemption)	5,087,608
Deficit accumulated during the development stage	(87,603)

Total shareholders' equity, net	5,000,005

Total liabilities and shareholders' equity	$80,848,195

See accompanying notes to interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

		Period from
	Three Months	January 13, 2011
	Ended	(inception) through
	June 30, 2011	June 30, 2011
Revenue	$-	$-
General and adminstrative expenses	83,573	88,647
Loss from Operations	(83,573)	$(88,647)
Other Income
Interest income	1,044	1,044
Net loss attributable to ordinary shares not subject to possible redemption	$(82,529)	$(87,603)

Weighted average number of ordinary shares outstanding, basic and diluted	8,117,179	5,338,952

Net loss per ordinary share, basic and diluted	$(0.01)	$(0.02)

See accompanying notes to interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Period from January 13, 2011 (date of inception) to June 30, 2011

			Deficit
			Accumulated
			During the	Total
	Ordinary Shares		Development	Shareholders'
	Shares	Amount	Stage	Equity

Sale of ordinary shares to Sponsor on January 25, 2011 at $0.012 per share	2,019,512	$25,000	$-	$25,000

Sale on April 20, 2011 of 8,000,000 units at $10 per unit, (including 7,304,819 shares subject to possible redemption)	8,000,000	80,000,000	-	80,000,000

Underwriter's discount and offering expenses	-	(4,889,202)	-	(4,889,202)

Sale on April 20, 2011 of 3,000,000 private placement warrants to the Sponsor at $1.00 per warrant	-	3,000,000	-	3,000,000

Proceeds subject to possible redemption of 7,304,819 ordinary shares at redemption value	-	(73,048,190)	-	(73,048,190)

Forfeiture of Sponsor Shares in connection with the underwriter's election to not exercise its over-allotment option in full	(263,414)	-	-	-

Net loss attributable to ordinary shareholders not subject to possible redemption	-	-	(87,603)	(87,603)

Balance at June 30, 2011 (Unaudited)	9,756,098	$5,087,608	$(87,603)	$5,000,005

See accompanying notes to interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Period from January 13, 2011 (date of inception) to June 30, 2011

Cash Flows from Operating Activities:
Net loss	$(87,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) attributable to changes in operating assets and liabilities
Prepaid Insurance	(144,134)
Prepaid Expenses	(2,364)

Net cash used in operating activities	(234,101)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(80,000,000)
Interest reinvested in Trust Account	(1,044)
Net cash used in investing activities	(80,001,044)

Cash Flows From Financing Activities:
Proceeds from notes payable to affiliate	150,000
Payment of notes payable to affiliate	(150,000)
Proceeds from sale of ordinary shares to Sponsor	25,000
Proceeds from public offering	80,000,000
Proceeds from issuance of Sponsor Warrants	3,000,000
Payment of offering costs	(2,089,202)

Net cash provided by financing activities	80,935,798
Increase in cash and cash equivalents	700,653
Cash and cash equivalents at beginning of the period	-
Cash and cash equivalents at end of the period	$700,653

Supplemental Schedule of Non-Cash Financing Activities:
Deferred underwriters' compensation	$2,800,000

See accompanying notes to interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Information

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (SEC), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2011 and the results of operations for the period from January 13, 2011 (date of inception) to June 30, 2011. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The results of operations for the period from January 13, 2011 (date of inception) to June 30, 2011 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 4) was declared effective April 15, 2011. On April 20, 2011, simultaneously with the closing of the Public Offering, members of the Sponsor purchased $3,000,000 of warrants in a private placement (Note 5).

On April 20, 2011, $80,000,000 from the Public Offering and the private placement was placed in the Trust Account (discussed below).

Trust Account

The trust account (the “Trust Account”) can either be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. The funds in the Trust Account are held in the name of Global Cornerstone Holdings Limited (see Note 7).

Except for a portion of the interest income that may be released to the Company to pay any taxes and to fund the Company’s working capital requirements, and any amounts necessary to purchase up to 15% of the Company’s Public Shares (as defined in Note 4) if the Company seeks shareholder approval of its business combination, as discussed below, none of the funds held in trust will be released from the trust account until the earlier of: (i) the consummation of an Initial Business Combination by January 20, 2013, (ii) a redemption to public shareholders prior to any voluntary winding-up in the event the Company does not consummate an Initial Business Combination within the applicable period, or (iii) pursuant to any liquidation.

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

Tender Offer/Shareholder Approval  — The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable, or (ii) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less (a) taxes payable, (b) amounts released to fund working capital requirements and (c) any amounts released to the Company and used to purchase up to 15% of the Public Shares sold in the Public Offering. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval. If the Company seeks shareholder approval, it will consummate its Initial Business Combination only if a majority of the ordinary shares voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of the Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

Regardless of whether the Company holds a shareholder vote or a tender offer in connection with an Initial Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable plus amounts released to fund working capital requirements and any amounts necessary to purchase up to 15% of the Public Shares sold in the Public Offering. As a result, such ordinary shares will be recorded at conversion/tender value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board, or FASB, ASC Topic 480, “Distinguishing Liabilities from Equity.”

Permitted Purchase of Public Shares  — If the Company seeks shareholder approval of its Initial Business Combination and does not conduct redemptions pursuant to the tender offer rules, prior to the Initial Business Combination, the Company’s memorandum and articles of association will permit the release to the Company from the Trust Account, amounts necessary to purchase up to 15% of the shares sold in the Public Offering. All shares so purchased by the Company will be immediately cancelled.

Liquidation

If the Company does not consummate an Initial Business Combination by January 20, 2013, the Company (i) will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata, to holders of Public Shares by way of redemption and (ii) intends to cease all operations except for the purposes of any winding up of its affairs. This redemption of public shareholders from the trust account will be done automatically by function of the Company’s memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the BVI Business Companies Act, 2004 of the British Virgin Islands.

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units to be offered in the Public Offering discussed in Note 4).

3. Significant Accounting Policies

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through June 30, 2011, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at June 30, 2011 principally consist of cash in a money market account held by the Company through its Trust Account.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”.  Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method.  As the Company reported a net loss for the three months ended June 30, 2011, the effect of the 11,000,000 warrants (including 3,000,000 warrants issued to the members of the Sponsor in the private placement), have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share.

Redeemable Ordinary Shares

As discussed in Note 2, all of the 8,000,000 ordinary shares sold as part of a Unit in the Public Offering contain a redemption feature which allows for the redemption of ordinary shares under the Company's Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Memorandum and Articles of Association provides that in no event will they redeem its public shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against paid-in capital.

Accordingly, at June 30, 2011, 7,304,819 of the 8,000,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $10.00 at June 30, 2011).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Income Taxes

Under the laws of the British Virgin Islands, the Company is generally not subject to income taxes.  Accordingly, no provision for income taxes has been made in the accompanying financial statement.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2011. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period ended June 30, 2011. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

4. Public Offering

Public Units

On April 20, 2011, The Company sold 8,000,000 units at a price of $10.00 per unit (the “Public Units”) in the Public Offering. Each unit consists of one ordinary share of the Company, no par value (the “Public Shares”), and one warrant to purchase one ordinary share (the “Public Warrants”).

Public Warrant Terms and Conditions :

Exercise Conditions  — Each Public Warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $11.50 per share commencing on the later of: (i) 30 days after the consummation of an Initial Business Combination, or (ii) April 15, 2012, provided that the Company has an effective registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and such shares are registered or qualified under the securities laws of the state of the exercising holder. The Public Warrants expire five years from the date of the Initial Business Combination, unless earlier redeemed. The Public Warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days notice after the warrants become exercisable, only in the event that the last sale price of the Company’s ordinary shares exceeds $17.50 per share for any 20 trading days within a 30-trading day period. If the Public Warrants are redeemed by the Company, management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis.

Registration Risk  — In accordance with a warrant agreement relating to the Public Warrants, the Company will be required to use its best efforts to maintain the effectiveness of a registration statement relating to the ordinary shares which would be issued upon exercise of the Public Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holders of such Public Warrants shall not be entitled to exercise such Public Warrants (except on a cashless basis under certain circumstances) and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle or cash settle the Public Warrants. Consequently, the Public Warrants may expire unexercised, unredeemed and worthless, and an investor in the Public Offering may effectively pay the full unit price solely for the ordinary shares included in the Public Units.

Accounting  — Since the Company is not required to net cash settle the Public Warrants, the Public Warrants are recorded at fair value and classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.

Underwriting Agreement

The Company paid an underwriting discount of 2.0% of the public unit offering price to the underwriters at the closing of the Public Offering, with an additional fee of 3.5% of the gross offering proceeds payable upon the Company’s consummation of an Initial Business Combination. The underwriters will not be entitled to any interest accrued on the deferred discount.

5. Related Party Transactions

Founder Shares — In January 2011, the Sponsor purchased 2,019,512 ordinary shares as adjusted, (the “Founder Shares”) for $25,000, or $0.012 per share. This amount has been adjusted as the Company effected a forward share split in the form of a dividend effective March 9, 2011, and issued 395,983 additional shares to the Sponsor.

Forfeiture  — As a result of the underwriters’ over-allotment option not being exercised for the Public Offering, the Sponsor forfeited an aggregate of 263,414 Founder Shares on May 5, 2011.  After giving effect to the forfeitures, the Sponsor owns 1,756,098, or 18%, of the Company’s issued and outstanding shares.

Earnout Shares  — In addition, 390,244 Founder Shares, or 4.0%, of the Company’s issued and outstanding shares after the Public Offering (“Earnout Shares”), are subject to forfeiture by the Sponsor in the event the last sales price of the Company’s shares does not equal or exceed $13 per share for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s Initial Business Combination.

Rights  — The Founder Shares are identical to the ordinary shares included in the Public Units being sold in the Public Offering except that (i) the Founder Shares will be subject to certain transfer restrictions, as described in more detail below, and (ii) the Sponsor will agree to waive its redemption rights with respect to the Founder Shares and Public Shares it purchases in connection with the Initial Business Combination and will also waive its redemption rights with respect to the Founder Shares if the Company fails to consummate an Initial Business Combination by January 20, 2013.

Voting  — If the Company seeks shareholder approval of its Initial Business Combination, the Sponsor will agree to vote the Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Initial Business Combination.

Liquidation  — Although the Sponsor and its permitted transferees will waive their redemption rights with respect to the Founder Shares if the Company fails to consummate an Initial Business Combination by January 20, 2013, they will be entitled to redemption rights with respect to any Public Shares they may own.

Sponsor Warrants  — Members of the Sponsor have purchased an aggregate of 3,000,000 warrants (the “Sponsor Warrants”) at $1.00 per warrant (for an aggregate purchase price of $3,000,000) from the Company on a private placement basis simultaneously with the closing of the Public Offering.

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

Accounting  — Since the Company is not required to net-cash settle the Sponsor Warrants, the Sponsor Warrants are recorded at fair value and classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.

Disposition Restrictions  - The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except in limited circumstances to permitted assigns) until one year after the completion of its Initial Business Combination or earlier if the last sales price of the Company’s ordinary shares exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days from the date of consummation of an Initial Business Combination. In addition, notwithstanding the above, the Sponsor has agreed not to transfer, sell or assign the Founder Earnout Shares (whether to a permitted transferee or otherwise) before they are earned. The Sponsor has agreed not to transfer, assign or sell any of the Sponsor Warrants including the ordinary shares issuable upon exercise of the Sponsor Warrants until 30 days after the completion of an Initial Business Combination.

Registration Rights - The holders of the Founder Shares, Sponsor Warrants and warrants that may be issued upon conversion of working capital loans will hold registration rights to require the Company to register a sale of any of the securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering. These shareholders will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, these shareholders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, (A) one year after the completion of the Initial Business Combination or earlier if, subsequent to the Initial Business Combination, the last sales price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (B) when the Company consummates a liquidation, merger, share exchange or other similar transaction after the Company’s Initial Business Combination which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the Sponsor Warrants and the respective ordinary shares underlying such warrants, 30 days after the completion of the Company’s Initial Business Combination. The Company will bear the costs and expenses of filing any such registration statements.

6. Other Related Party Transactions

Administrative Services

The Company has agreed to pay up to $3,000 a month in total for office space and general and administrative services to the Sponsor. Services commenced on April 18, 2011 (the date the Company’s securities were first quoted on the OTCBB) and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company.  Approximately $3,000 was incurred under this agreement for the period ending June 30, 2011.

Management Fee

The Company has agreed to pay a management fee of approximately $17,000 per month to the Sponsor, which will in turn be paid to the Company’s Chief Financial Officer and Executive Vice-President, Byron I. Sproule (a member of the Sponsor). The fee commenced on April 18, 2011 (the date the Company’s securities were first quoted on the OTCBB) and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company.  Approximately $42,500 was incurred under this agreement for the period ending June 30, 2011.

Notes Payable

On January 24, 2011, and February 15, 2011, the Company issued unsecured promissory notes for $100,000 and $50,000, respectively, to Global Cornerstone Holdings LLC.  The proceeds from the notes were used to fund a portion of the organizational and offering expenses owed by the Company to third parties. These notes were repaid on April 20, 2011.

7. Trust Account

A total of $80,000,000, which includes $77,000,000 of the net proceeds from the Public Offering and $3,000,000 from the private placement, has been placed in the Trust Account. The trust proceeds are invested in a money market fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

8. Fair Value Measurement

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as June 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets as of June 30, 2011

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash equivalents	$700,653	$700,653	—	—

Cash equivalents held in Trust Account	80,001,044	80,001,044	—	—

Total	$80,701,697	$80,701,697	—	—

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

9. Shareholders’ Equity

Ordinary Shares  — The Company has unlimited ordinary shares authorized. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. At June 30, 2011, there were 9,756,098 ordinary shares outstanding.

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

Results of Operations

Through June 30, 2011, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of June 30, 2011, approximately $80,001,044 was held in the Trust Account (including $2.8 million of deferred underwriting discounts and commissions, $3.0 million from the sale of the Sponsor Warrants and approximately $1,044 in accrued interest) and we had cash outside of trust of approximately $700,653.  Up to $800,000 in interest income on the balance of the Trust Account (net of taxes payable) may be available to us to fund our working capital requirements. Through June 30, 2011, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Public Offering in the event of a business combination.

For the period from January 13, 2011 through June 30, 2011, we had a net loss of $87,603 and earned $1,044 in interest income. All of our funds in the Trust Account are invested in a fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

Liquidity and Capital Resources

On April 20, 2011, we consummated our initial public offering (“Public Offering”) of 8,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our Public Offering, we consummated the private sale of 3,000,000 warrants (the “Sponsor Warrants to Global Cornerstone Holdings LLC (our “Sponsor”) for $3.0 million.  We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of approximately $80.775 million, net of the non-deferred portion of the underwriting commissions of $1.6 million and offering costs and other expenses of approximately $625,000.  For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the interim financial statements included in Part I, Item 1 of this Report. As of June 30, 2011, we had cash of $700,653.

We will depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with up to $800,000 of additional working capital we may need to identify one or more target businesses, conduct due diligence and complete our initial business combination, as well as to pay any taxes that we may owe. As described elsewhere in this Report, the amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act.  The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close our Initial Business Combination. If we are required to seek additional capital, we would need to borrow funds from our Sponsor or management team to operate or may be forced to liquidate. Neither our Sponsor nor our management team is under any obligation to advance funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

For the period from April 20, 2011 (consummation of our IPO) through June 30, 2011, we disbursed an aggregate of approximately $73,452 out of the proceeds of our Public Offering not held in trust, for expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Cash held in trust

A total of $80.0 million, including approximately $74.2 million of the net proceeds from our Public Offering, $3.0 million from the sale of the Sponsor Warrants and $2.8 million of deferred underwriting discounts and commissions, was placed in the Trust Account with Continental Stock Transfer & Trust Company serving as trustee.  The trust proceeds are invested in U.S. Treasury bills with a maturity of 180 days or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act.  As of June 30, 2011, the balance in the Trust Account was approximately $80,001,044, which includes $1,044 of interest earned since the inception of the trust.

Loss per ordinary share

Loss per share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period.  The weighted average ordinary shares issued and outstanding of 8,117,179 for the period from April 1, 2011 to June 30, 2011 takes into effect the 263,414 Founder Shares forfeited on May 5, 2011 by the Sponsor due to the underwriters’ over-allotment option not being exercised. The 11,000,000 warrants related to our Public Offering and the private placement of the Sponsor Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements:

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in the British Virgin Islands on January 13, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at June 30 2011 and had not yet commenced any operations. All activity through June 30, 2011 relates to our formation, our initial public offering, our activities related to identifying and evaluating prospective acquisition candidates and our activities relating to general corporate matters.  We did not have any financial instruments that were exposed to market risks at June 30, 2011.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2011, our Sponsor purchased 2,019,512 ordinary shares as adjusted (the “Founder Shares”) for $25,000, or $0.012 per share. This amount has been adjusted as the Company effected a forward share split in the form of a dividend effective March 9, 2011, and issued 395,983 additional shares to the Sponsor.  The underwriters of our Public Offering did not exercise the over-allotment option and as a result, on May 5, 2011 the Sponsor forfeited to us an aggregate of 263,414 of the Founder Shares for cancellation.

The securities described in the preceding paragraph were issued and transferred in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as they were sold to accredited investors.

On April 20, 2011, we consummated a private sale of 3,000,000 Sponsor Warrants to our Sponsor at a price of $1.00 per warrant (for an aggregate purchase price of $3,000,000). The Sponsor Warrants (including the ordinary shares issuable upon exercise of the Sponsor Warrants) will not be transferable, assignable or salable until 30 days after the completion of our Initial Business Combination (except, among certain other limited exceptions, to our officers and directors and other persons or entities affiliated with the members of our Sponsor) and they will not be redeemable by the Company so long as they are held by members of our Sponsor or their permitted transferees. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our Public Offering, except that the Sponsor Warrants may be exercised by the holders on a cashless basis. The sale of the Sponsor Warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

Use of Proceeds from the Initial Public Offering

On April 20, 2011, we consummated our Public Offering of 8,000,000 units, with each unit consisting of one share of our ordinary shares and one warrant to purchase one share of our ordinary shares at an exercise of $11.50 per share. The warrants will become exercisable on the later of (i) 30 days after the completion of the Initial Business Combination and (ii) 12 months from the closing of the Public Offering. The warrants expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice if, and only if, the last sale price of our ordinary shares equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending on the third business day before we send the notice of redemption.  The units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $80,000,000.

We paid a total of $1.6 million in underwriting discounts and commissions and approximately $625,000 for other costs and expenses related to the offering. In addition, the underwriters of our IPO agreed to defer $2.8 million in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination, if consummated. We also repaid notes outstanding to our Sponsor (an entity controlled by our officers and directors) from the proceeds of the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $2.8 million in underwriting discounts and commissions, which amount will be payable upon consummation of our Initial Business Combination if consummated) and the offering expenses, the total net proceeds from our Public Offering and the private placement of Sponsor Warrants was $80,775,000 of which $80,000,000 (or approximately $10.00 per unit sold in the initial public offering) was placed in a trust account.  The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CORNERSTONE HOLDINGS LIMITED

Dated: August 10, 2011	/s/ James D. Dunning, Jr.
James D. Dunning, Jr.
Chief Executive Officer
(Principal executive officer)

Dated: August 10, 2011	/s/ Byron Sproule
Byron Sproule
Chief Financial Officer and Executive Vice President
(Principal financial and accounting officer)