Form 10-Q
period 2011-09-30
Global Cornerstone Holdings Ltd
filed 2011-11-09
CIK 1511648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to __________

Commission File Number: 000-54351

GLOBAL CORNERSTONE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

British Virgin Islands	66-0758906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

352 Park Avenue South 13 th Floor New York, NY	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 822-8165

Not Applicable
 (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒  No ☐

As of November 9, 2011, there were 9,756,098 ordinary shares of the Company issued and outstanding.

GLOBAL CORNERSTONE HOLDINGS LIMITED
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	3

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS	3

Condensed Interim Balance Sheet	3
Condensed Interim Statements of Operations	4
Condensed Interim Statement of Shareholders’ Equity	5
Condensed Interim Statement of Cash Flows	6
Notes to Condensed Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

Overview	15
Results of Operations	15
Liquidity and Capital Resources	15
Critical Accounting Policies	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4. CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION	18

ITEM 1A. RISK FACTORS	18

ITEM 6. EXHIBITS	19
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.  CONDENSED INTERIM FINANCIAL STATEMENTS

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

CONDENSED INTERIM BALANCE SHEET (UNAUDITED)

September 30, 2011

ASSETS:
Current assets:
Cash and cash equivalents	$602,297
Prepaid insurance	120,969
Prepaid expenses	1,283
Total current assets	724,549

Investments held in Trust Account	80,002,020

Total assets	$80,726,569

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$9,500

Other liabilities:
Deferred underwriters' compensation	2,800,000

Total liabilities	2,809,500

Commitments and contingencies

Ordinary shares subject to possible redemption; 7,291,706 shares (at redemption value)	72,917,060

Shareholders' equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-
Ordinary shares, no par value; unlimited shares authorized; 9,756,098 issued and outstanding (which includes 7,291,706 shares subject to possible redemption)	5,218,738
Deficit accumulated during the development stage	(218,729)

Total shareholders' equity, net	5,000,009

Total liabilities and shareholders' equity	$80,726,569

See accompanying notes to interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

		Period from
	Three Months	January 13, 2011
	Ended	(inception) through
	September 30, 2011	September 30, 2011
Revenue	$-	$-
General and adminstrative expenses	132,102	220,749
Loss from Operations	(132,102)	(220,749)
Other Income
Interest income	976	2,020
Net loss attributable to ordinary shares not subject to possible redemption	$(131,126)	$(218,729)

Weighted average number of ordinary shares outstanding, basic and diluted	9,756,098	6,895,954

Net loss per ordinary share, basic and diluted	$(0.01)	$(0.03)

See accompanying notes to interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

CONDENSED INTERIM STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Period from January 13, 2011 (date of inception) to September 30, 2011

			Deficit
			Accumulated
			During the	Total
	Ordinary Shares		Development	Shareholders'
	Shares	Amount	Stage	Equity

Sale of ordinary shares to Sponsor on January 25, 2011 at $0.012 per share	2,019,512	$25,000	$-	$25,000

Sale on April 20, 2011 of 8,000,000 units at $10 per unit, (including 7,291,706 shares subject to possible redemption)	8,000,000	80,000,000	-	80,000,000

Underwriters' discount and offering expenses	-	(4,889,202)	-	(4,889,202)

Sale on April 20, 2011 of 3,000,000 private placement warrants to the Sponsor at $1.00 per warrant	-	3,000,000	-	3,000,000

Proceeds subject to possible redemption of 7,291,706 ordinary shares at redemption value	-	(72,917,060)	-	(72,917,060)

Forfeiture of Sponsor Shares in connection with the underwriter's election to not exercise its over-allotment option in full	(263,414)	-	-	-

Net loss attributable to ordinary shareholders not subject to possible redemption	-	-	(218,729)	(218,729)

Balance at September 30, 2011 (Unaudited)	9,756,098	$5,218,738	$(218,729)	$5,000,009

See accompanying notes to interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

CONDENSED INTERIM STATEMENT OF CASH FLOWS (UNAUDITED)

For the Period from January 13, 2011 (date of inception) to September 30, 2011

Period from
January 13, 2011
(inception) through
September 30, 2011

Cash Flows from Operating Activities:
Net loss	$(218,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) attributable to changes in operating assets and liabilities
Prepaid insurance	(120,969)
Prepaid expenses	(1,283)
Accounts payable	9,500

Net cash used in operating activities	(331,481)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(80,000,000)
Interest reinvested in Trust Account	(2,020)
Net cash used in investing activities	(80,002,020)

Cash Flows From Financing Activities:
Proceeds from notes payable to affiliate	150,000
Payment of notes payable to affiliate	(150,000)
Proceeds from sale of ordinary shares to Sponsor	25,000
Proceeds from public offering	80,000,000
Proceeds from issuance of Sponsor Warrants	3,000,000
Payment of offering costs	(2,089,202)

Net cash provided by financing activities	80,935,798
Increase in cash and cash equivalents	602,297
Cash and cash equivalents at beginning of the period	-
Cash and cash equivalents at end of the period	$602,297

Supplemental Schedule of Non-Cash Financing Activities:
Deferred underwriters' compensation	$2,800,000

See accompanying notes to interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Interim Financial Information

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2011 and the results of operations for the period from January 13, 2011 (date of inception) to September 30, 2011. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The results of operations for the period from January 13, 2011 (date of inception) to September 30, 2011 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

Note 3. Significant Accounting Policies

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.  Through September 30, 2011, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters.  The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

Restricted cash equivalents held in the Trust Account

The Company considers all highly-liquid investments with original maturities of three months or less when acquired to be cash equivalents.  Cash equivalents at September 30, 2011 principally consist of cash in a money market account held by the Company through its Trust Account.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”.  Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method.  As the Company reported a net loss for the three months ended September 30, 2011, the effect of the 11,000,000 warrants (including 3,000,000 warrants issued to the members of the Sponsor in the private placement), have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share.

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

Accordingly, at September 30, 2011, 7,291,706 of the 8,000,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $10.00 at September 30, 2011).

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2011.  The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the period ended September 30, 2011.  The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 4. Public Offering

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

Note 6. Other Related Party Transactions

Administrative Services

The Company has agreed to pay up to $3,000 a month in total for office space and general and administrative services to the Sponsor. Services commenced on April 18, 2011 (the date the Company’s securities were first quoted on the OTCBB) and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company.  Approximately $12,000 was incurred under this agreement for the period ending September 30, 2011.

Management Fee

The Company has agreed to pay a management fee of approximately $17,000 per month to the Sponsor, which will in turn be paid to the Company’s Chief Financial Officer and Executive Vice-President, Byron I. Sproule (a member of the Sponsor).  The fee commenced on April 18, 2011 (the date the Company’s securities were first quoted on the OTCBB) and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company.  Approximately $93,500 was incurred under this agreement for the period ending September 30, 2011.

Notes Payable

On January 24, 2011, and February 15, 2011, the Company issued unsecured promissory notes for $100,000 and $50,000, respectively, to Global Cornerstone Holdings LLC.  The proceeds from the notes were used to fund a portion of the organizational and offering expenses owed by the Company to third parties.  These notes were repaid on April 20, 2011.

Note 7. Trust Account

A total of $80,000,000, which includes $77,000,000 of the net proceeds from the Public Offering and $3,000,000 from the private placement, has been placed in the Trust Account.  The trust proceeds are invested in a money market fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

Note 8. Fair Value Measurement

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets as of September 30, 2011

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash and cash equivalents	$602,297	$602,297	—	—

Investments held in Trust Account	80,002,020	80,002,020	—	—

Total	$80,604,317	$80,604,317	—	—

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

Note 9. Commitment and Contingencies

The Company has committed to pay a deferred underwriters’ compensation of 3.5% of the gross proceeds to the underwriters upon the Company’s consummation of an Initial Business Combination.  The deferred underwriters’ compensation of $2,800,000 is reflected in the accompanying balance sheet.  The underwriters will not be entitled to any interest accrued on the deferred fee.

Note 10. Shareholders’ Equity

Ordinary Shares  — The Company has unlimited ordinary shares authorized. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share.  At September 30, 2011, there were 9,756,098 ordinary shares outstanding.

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

Results of Operations

Through September 30, 2011, our efforts have been limited to organizational activities, activities relating to our Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters.  We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of September 30, 2011, approximately $80,002,020 was held in the Trust Account (including $2.8 million of deferred underwriting discounts and commissions, $3.0 million from the sale of the Sponsor Warrants and approximately $2,020 in accrued interest) and we had cash outside of trust of approximately $602,297.  Up to $800,000 in interest income on the balance of the Trust Account (net of taxes payable) may be available to us to fund our working capital requirements.  Through September 30, 2011, the Company had not withdrawn any funds from interest earned on the trust proceeds.  Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Public Offering in the event of a business combination.

For the period from January 13, 2011 through September 30, 2011, we had a net loss of $218,729 and earned $2,020 in interest income.  All of our funds in the Trust Account are invested in a fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

Liquidity and Capital Resources

On April 20, 2011, we consummated our initial public offering (“Public Offering”) of 8,000,000 units at a price of $10.00 per unit.  Simultaneously with the consummation of our Public Offering, we consummated the private sale of 3,000,000 warrants (the “Sponsor Warrants”) to Global Cornerstone Holdings LLC (our “Sponsor”) for $3.0 million.  We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of approximately $80.775 million, net of the non-deferred portion of the underwriting commissions of $1.6 million and offering costs and other expenses of approximately $625,000.  For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the interim financial statements included in Part I, Item 1 of this Report. As of September 30, 2011, we had cash of $602,297.

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

For the period from April 20, 2011 (consummation of our IPO) through September 30, 2011, we disbursed an aggregate of approximately $181,000 out of the proceeds of our Public Offering not held in trust, for expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.

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

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through September 30, 2011, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

Redeemable Ordinary Shares

As discussed in Note 2, all of the 8,000,000 ordinary shares sold as part of a Unit in the Public Offering contain a redemption feature which allows for the redemption of ordinary shares under the Company's Liquidation or Tender Offer/Stockholder Approval provisions.  In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.  Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480.  Although the Company does not specify a maximum redemption threshold, its Memorandum and Articles of Association provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against paid-in capital.

Accordingly, at September 30, 2011, 7,291,706 of the 8,000,000 public shares are classified outside of permanent equity at their redemption value.  The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $10.00 at September 30, 2011).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in the British Virgin Islands on January 13, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses.  We were considered in the development stage at September 30, 2011 and had not yet commenced any operations.  All activity through September 30, 2011 relates to our formation, our initial public offering, our activities related to identifying and evaluating prospective acquisition candidates and our activities relating to general corporate matters.  We did not have any financial instruments that were exposed to market risks at September 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL CORNERSTONE HOLDINGS LIMITED

Dated: November 9, 2011	/s/ James D. Dunning, Jr.
James D. Dunning, Jr. Chief Executive Officer (Principal executive officer)

Dated: November 9, 2011	/s/ Byron Sproule
Byron Sproule Chief Financial Officer and Executive Vice President (Principal financial and accounting officer)