Form 10-K
period 2011-12-31
Global Cornerstone Holdings Ltd
filed 2012-03-06
CIK 1511648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 000-54351

Global Cornerstone Holdings Limited

British Virgin Islands	66-0758906
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

352 Park Avenue South

13 th Floor

New York, NY 10010

(212) 822-8165

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

None

Securities registered pursuant to Section 12(b) of the Act

N/A

Name of each exchange on which registered

Ordinary Shares, no par value per share

Warrants to purchase Ordinary Shares

Units, each comprising of one Ordinary Share and one Warrant

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐     No   ☒ .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒     No   ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒     No   ☐ .

The aggregate market value of the outstanding ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Ordinary Shares on June 30, 2011, as reported on the OTC Bulletin Board, was approximately $75,600,000. As of March 6, 2012, there were 9,756,098 ordinary shares, no par value, of the registrant outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

•	our status as a development stage company;

•	the reduction of the proceeds held in the trust account due to third party claims;

•	our selection of a prospective target business or asset;

•	our issuance of our capital shares or incurrence of debt to complete a business combination;

•	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•	conflicts of interest of our officers and directors;

•	potential current or future affiliations of our officers and directors with competing businesses;

•	our ability to obtain additional financing if necessary;

•	our Sponsor’s ability to control or influence the outcome of matters requiring shareholder approval due to its substantial interest in us;

•	the adverse effect the outstanding warrants may have on the market price of our ordinary shares;

•	the adverse effect on the market price our ordinary shares due to the existence of registration rights with respect to the securities owned by our Sponsor;

•	the lack of a market for our securities;

•	our dependence on our key personnel;

•	business and market outlook;

•	costs of complying with applicable laws; and

•	those other risks and uncertainties detailed in the Registrant’s filings with the Securities and Exchange Commission.

These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission (the “Commission”). The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “GCHL”, “the Registrant,” “we,” “us” and “our” refer to Global Cornerstone Holdings Limited.

PART I

Item 1.  Business

Introduction

Global Cornerstone Holdings Limited (the “Company”, “GCHL”, “we”, or “us”), incorporated in the British Virgin Islands on January 13, 2010, is organized as a blank check business company with limited liability (meaning the public shareholders have no liability, as members of the Company, for the liabilities of the Company) formed for the purpose of acquiring, engaging in share exchange, share reconstruction and amalgamation or contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or assets (the “Initial Business Combination”). If the Company does not consummate an Initial Business Combination by January 20, 2013, the Company (i) will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata, to holders of the 8,000,000 ordinary shares (the “Public Shares”) contained in the 8,000,000 units (the “Public Units”) sold as part of our initial public offering (the “IPO” or “Offering”) by way of redemption and (ii) intends to cease all operations except for the purposes of any winding up of its affairs. This redemption of public shareholders from the trust account will be done automatically by function of the Company’s memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the BVI Business Companies Act, 2004 of the British Virgin Islands. Prior to the Offering, our efforts were limited to organizational activities and the Offering. Subsequent to the Offering, our efforts have been limited to the search for a suitable business combination.

Our executive offices are located at 352 Park Avenue South, 13th Floor, New York, New York 10010 and our telephone number at that location is (212) 822-8165.

Significant Activities Since Inception

A registration statement for the Offering was declared effective April 15, 2011. On April 20, 2011, we sold 8,000,000 Public Units at a price of $10.00 per unit in the Offering. Each unit consists of one ordinary share, no par value, and one warrant to purchase one ordinary share (the “Public Warrants”). Simultaneously with the consummation of our Offering, we consummated the private sale of 3,000,000 warrants (the “Sponsor Warrants”) to Global Cornerstone Holdings LLC (our “Sponsor”) for $3.0 million.  Each Public Warrant entitles the holder to purchase from us one ordinary share at an exercise price of $11.50 per share commencing on the later of: (i) 30 days after the consummation of an Initial Business Combination, or (ii) April 15, 2012, provided that we have an effective registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and such shares are registered or qualified under the securities laws of the state of the exercising holder.  The Public Warrants expire five years from the date of the Initial Business Combination, unless earlier redeemed.  The Public Warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days notice after the warrants become exercisable, only in the event that the last sale price of the Company’s ordinary shares exceeds $17.50 per share for any 20 trading days within a 30-trading day period.  If the Public Warrants are redeemed by the Company, management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis.

The Company agreed to pay up to $3,000 per month to our Sponsor for office space and general and administrative services. Services commenced on June 1, 2011, and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) our liquidation.  Approximately $21,000 was incurred and paid under this agreement for the period ending December 31, 2011. We also agreed to pay a management fee of approximately $17,000 per month to the Sponsor, which fee will in turn be paid to our Chief Financial Officer and Executive Vice-President, Byron I. Sproule (a member of the Sponsor).  The fee commenced on April 18, 2011 and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) our liquidation.  Approximately $142,000 was incurred and paid under this agreement for the period ending December 31, 2011.

Subsequent to the Offering, the net proceeds from our Offering and the sale of the Sponsor Warrants of approximately $80.775 million, net of the non-deferred portion of the underwriting commissions of $1.6 million and offering costs and other expenses of approximately $625,000. $80.0 million was deposited in an interest-bearing trust account (“Trust Account”) and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. until the earlier of (i) the consummation of a business combination or (ii) liquidation of the Company.

On April 18, 2011, our Units commenced trading on the OTC Bulletin Board under the symbol “GCRSF”.  Holders of our Units were able to separately trade the ordinary shares and warrants included in such Units as of April 29, 2011, and the trading in the Units has continued under the symbol GCRSF. The ordinary shares and warrants are quoted on the OTC Bulletin Board under the symbols GHCSF and GHBSF, respectively.

Effecting a Business Combination

General

We are not presently engaged in any substantive commercial business. We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, engaging in share exchange, share reconstruction and amalgamation or contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with, one or more businesses or assets that does not need substantial additional capital but desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws.  In the alternative, we may seek to consummate a business combination with a business or asset that may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business or asset, we will probably have the ability, as a result of our limited resources, to initially effect only a single business combination.

Our management team focuses on creating shareholder value by leveraging its experience, among others, in the management, operation and financing of businesses to improve the efficiency of operations and implement strategies to grow revenue (either organically or through acquisitions). Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

•	Middle-Market Growth Business. We seek to acquire one or more growth businesses with an enterprise value ranging from $300 million to $500 million. We believe that our focus on businesses in this segment of the middle market will offer us a substantial number of potential business targets that we believe can benefit from improved operations and achieve and maintain significant revenue and earnings growth. Given the backgrounds and deal sourcing capabilities of our management team, we believe likely geographic locations of acquisition opportunities will be primarily in Asia, Europe, and the United States, although we may pursue acquisition opportunities in other geographic regions. The acquisition target could be part of a private equity portfolio, a family controlled private business or a division from a larger organization. We do not intend to acquire either a start-up company or a company with negative cash flow. Under our amended and restated memorandum and articles of association, we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

•	Companies with Opportunity to Strengthen Management and Add Value. We seek to acquire one or more businesses that provide a platform for us to develop the acquired business’ management team and leverage the experience of our officers, directors and sponsor investors. We believe that the operating expertise of our officers and directors is well suited to complement and, if required, replace the target’s management team. However, the future role of our current officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business. Our executive officers and the majority of our directors who were officers or directors of a previous blank check company that they were affiliated with, did not continue as officers or directors following that company’s business combination.

•	Business with Revenue and Earnings Growth Potential. We seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of brand and new product development, increased production capacity, increased operating leverage, expense reduction and synergistic follow-on acquisitions.

•	Companies with Potential for Positive Operating Cash Flow Generation. We seek to acquire one or more businesses that have the potential to generate positive operating cash flow, as defined by generally accepted accounting principles in the United States. We focus on businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We also seek to prudently leverage this cash flow in order to enhance shareholder value.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the Securities and Exchange Commission, or the SEC.

We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the Offering are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes.

We anticipate structuring a business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we will become the controlling shareholder of the target or are otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even though we will own a controlling interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction.

We will provide our shareholders with the opportunity to redeem their ordinary shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest but net of taxes payable, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of the date of this report, including interest earned thereon, is $80,002,241 (approximately $10.00 per public share), including deferred underwriters’ compensation of $2,800,000. There will be no redemption rights upon the consummation of our initial business combination with respect to our warrants. Our Sponsor agreed to waive its redemption rights with respect to its founder shares and any public shares it may hold in connection with the consummation of a business combination.

Unlike many blank check companies that hold shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even if not required by law, if a shareholder vote is not required by law and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers and any limitations (including but not limited to cash requirements) created by the terms of the proposed business combination, and

•	file tender offer documents with the SEC prior to consummating our initial business combination which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period.

In connection with the successful consummation of our business combination, we may redeem pursuant to a tender offer up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not consummate the business combination, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer.

Also unlike many blank check companies, if we seek shareholder approval of our initial business combination, prior to the consummation of a business combination, our memorandum and articles of association will permit the release to us from the trust account amounts necessary to purchase up to 1,200,000 ordinary shares (15% of the shares sold in the Offering) at any time commencing after the filing of a preliminary proxy statement for our initial business combination and ending on the date of the shareholder meeting to approve the initial business combination. Purchases will be made only in open market transactions at times when we are not in possession of material non-public information and will not be made during a restricted period under Regulation M under the Exchange Act. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Our Sponsor has agreed to waive its redemption rights with respect to its founder shares and public shares in connection with the consummation of a business combination. In addition, our Sponsor has agreed to waive its redemption rights with respect to its founder shares if we fail to consummate a business combination by January 20, 2013. However, if our Sponsor, or any of our officers, directors or affiliates acquire public shares subsequent to the Offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate a business combination within the required time period

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of target businesses

Target business candidates have been brought, and are expected to continue to be brought, to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who present solicited or unsolicited proposals. Our officers and directors as well as their affiliates have also brought to our attention target business candidates.  While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our Sponsor or any of our existing officers or directors (other than Byron I. Sproule, our Chief Financial Officer and Executive Vice-President, in an amount to be determined by the board of directors, but not to exceed $350,000), or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). The board of directors will determine whether to make a payment and the amount of such payment to be made to the Sponsor in order to compensate Mr. Sproule, upon consummation of the business combination based on a number of factors, including but not limited to Mr. Sproule's participation in structuring such business combination and its complexity. This payment is in addition to the management fee paid to our Sponsor to compensate Mr. Sproule for his day-to-day managerial responsibilities and is intended to serve as a bonus for his role in successfully consummating a business combination. None of our Sponsor, officers, directors and any of their respective affiliates will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective acquisition target in connection with a contemplated acquisition of such target by us.

Selection of a target business and structuring of our initial business combination

Because, unlike many blank check companies, we do not have the limitation that a target business have a minimum fair market enterprise value equal to a specified percentage of the net assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we will only consummate an initial business combination in which we become the controlling shareholder of the target or are otherwise not required to register as an investment company under the Investment Company Act. To the extent we effect a business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

 Limited ability to evaluate the management of the target business

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination with that business, our assessment of the target business’ management may not prove to be correct. Although we intend for members of our management team to participate in the management of the target business, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, there is no assurance that members of our management team will become a part of the target’s management team, or that the future management will have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following a business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve a business combination

We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC. Therefore we do not intend to seek shareholder approval before we effect our initial business combination as not all business combinations require shareholder approval under applicable BVI law.

However, we will seek shareholder approval, if it is required by law, or we may decide to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether shareholder approval would be required under the Companies Act for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target with a subsidiary of the company	No
Merger of the company with a target	Yes

Permitted purchases of our securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, prior to the consummation of a business combination, our memorandum and articles of association will permit the release to us from the trust account amounts necessary to purchase up to 1,200,000 shares (15% of the shares sold in the Offering) at any time commencing after the filing of a preliminary proxy statement for our initial business combination and ending on the date of the shareholder meeting to approve the initial business combination. Purchases will be made only in open market transactions at times when we are not in possession of any material non-public information and may not be made during a restricted period under Regulation M under the Exchange Act. Although we originally intended to comply with its provisions, due to the relatively sporadic public trading of our securities, it is unlikely that we would be able to make such purchases under Rule 10b-18 under the Exchange Act and still accomplish the intended goals of such purchases. Therefore, we may not comply with Rule 10b-18 and may make purchases outside of the requirements of Rule 10b-18 as we see fit. This could result in our liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Any purchases we make will be at prices (inclusive of commissions) not to exceed the per-share amount then held in the trust account (approximately $10.00 per share). We can purchase any or all of the 1,200,000 we are entitled to purchase. It will be entirely in our discretion as to how many shares are purchased. Purchasing decisions will be made based on various factors, including the then current market price of our ordinary shares and the terms of the proposed business combination. All shares purchased by us will be immediately cancelled. Such open market purchases, if any, would be conducted by us to minimize any disparity between the then current market price of our ordinary shares and the per-share amount held in the trust account. A market price below the per-share trust amount could provide an incentive for purchasers to buy our shares after the filing of our preliminary proxy statement at a discount to the per-share amount held in the trust account for the sole purpose of voting against our initial business combination and exercising redemption rights for the full per-share amount held in the trust account. Such trading activity could enable such investors to block a business combination by making it difficult for us to obtain the approval of such business combination by the vote of a majority of our outstanding ordinary shares that are voted.

In addition, in the event we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may enter into privately negotiated transactions to purchase public shares following the consummation of the business combination from shareholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account. Our Sponsor, directors, officers, advisors or their affiliates may also purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Neither we nor our directors, officers, advisors or their affiliates will make any such purchases when we or they are in possession of any material non-public information not disclosed to the seller. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

The purpose of such purchases would be to (i) increase the likelihood of obtaining shareholder approval of the business combination or (ii) where the purchases are made by our Sponsor, directors, officers, advisors or their affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible.

As a consequence of any such purchases by us:

•	the funds in our trust account that are so used will not be available to us after the business combination;

•	the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain listing of our securities on a national securities exchange;

•	because the shareholders who sell their shares in a privately negotiated transaction or pursuant to market transactions as described above may receive a per share purchase price payable from the trust account that is not reduced by a pro rata share of the deferred underwriting commissions or taxes payable, our remaining shareholders may bear the entire payment of such deferred commissions and taxes payable (as well as, in the case of purchases which occur prior to the consummation of our initial business combination, up to $100,000 of net interest that may be released to us from the trust account to fund our dissolution expenses in the event we do not complete our initial business combination by January 20, 2013). That is, if we seek shareholder approval of our initial business combination, the redemption price per share payable to public shareholders who elect to have their shares redeemed will be reduced by a larger percentage of the taxes payable than it would have been in the absence of such privately negotiated or market transactions, and shareholders who do not elect to have their shares redeemed and remain our shareholders after the business combination will bear the economic burden of the deferred commissions and taxes payable because such amounts will be payable by us; and

•	the payment of any premium would result in a reduction in book value per share for the remaining shareholders compared to the value received by shareholders that have their shares purchased by us at a premium.

Our Sponsor, officers, directors and/or their affiliates anticipate that they will identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of tender offer materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Pursuant to the terms of such arrangements, any shares so purchased by our Sponsor, officers, advisors, directors and/or their affiliates would then revoke their election to redeem such shares. The terms of such purchases would operate to facilitate our ability to consummate a proposed business combination by potentially reducing the number of shares redeemed for cash.

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our shareholders with the opportunity to redeem their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest but net of taxes payable, divided by the number of then outstanding public shares, subject to the limitations described herein and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination. The amount in the trust account as of the date of this report, including interest earned thereon, is $80,002,241 (approximately $10.00 per public share). Our Sponsor has agreed to waive its redemption rights with respect to its founder shares and any public shares it may hold in connection with the consummation of a business combination.

Manner of Conducting Redemptions

Unlike many blank check companies that hold shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even if not required by law, if a shareholder vote is not required by law and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers and any limitations (including but not limited to cash requirements) created by the terms of the proposed business combination, and

•	file tender offer documents with the SEC prior to consummating our initial business combination which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act.

In connection with the successful consummation of our business combination, we may redeem pursuant to a tender offer up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not consummate the business combination, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our shareholders, not just our public shareholders. Our Sponsor has agreed to waive its redemption rights with respect to its founder shares and public shares in connection with any such tender offer.

If, however, shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, we will:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon consummation of the initial business combination.

If we seek shareholder approval, we will consummate our initial business combination only if a majority of the ordinary shares voted are voted in favor of the business combination. In such case, our Sponsor has agreed to vote its founder shares and any public shares purchased during or after the offering in favor of our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our Sponsor has agreed to waive its redemption rights with respect to its founder shares and public shares in connection with the consummation of a business combination.

Many blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their public shareholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. Since we have no such specified maximum redemption threshold, our structure is different in this respect from the structure that has been used by many blank check companies. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Limitation on redemption rights upon consummation of a business combination and voting rights if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in the Offering. Moreover, any individual shareholder or “group” will also be restricted from voting public shares in excess of an aggregate of 10% of the public shares sold in the Offering, and all additional such shares in excess of 10%, which we refer to as the “Excess Shares”, which would then be voted by our management in favor of all proposals submitted for consideration at such meeting and will not be redeemed for cash. We believe these restrictions will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights or vote against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 10% of the shares sold in the Offering could threaten to exercise its redemption rights or voting rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem or vote no more than 10% of the shares sold in the Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to consummate a business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him to deliver his certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of a business combination.

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate a business combination with a different target until January 20, 2013.

Redemption of public shares and liquidation if no initial business combination

Our Sponsor, officers and directors have agreed that we must complete our initial business combination by January 20, 2013. We may not be able to find a suitable target business and consummate a business combination within such time period. If we are unable to consummate a business combination by January 20, 2013, we (i) will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata, to our public shareholders by way of redemption and (ii) intend to cease all operations except for the purposes of any winding up of our affairs. This redemption of public shareholders from the trust account shall be done automatically by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act. Our memorandum and articles of association contains a restriction which prevents us and our directors, officers or public shareholders from amending its provisions to shorten or extend this deadline to consummate our business combination.

.

The redemption will trigger automatic distribution procedures and any subsequent necessary action by us in the discretion of our directors, resulting in our voluntary liquidation and subsequent dissolution. Our liquidator, if applicable, would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in the British Virgin Islands Official Gazette and a BVI newspaper, and taking any other steps he considers appropriate to identify the company’s creditors, after which our assets would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must complete his final report and accounts and make a notificational filing with the Registrar. We will be dissolved once the Registrar issues a Certificate of Dissolution.

We will instruct the trustee to distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata, to our public shareholders. Our Sponsor has agreed to waive its redemption rights with respect to its founder shares if we fail to consummate a business combination by January 20, 2013. However, if our Sponsor, or any of our officers, directors or affiliates acquire public shares in or after the Offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate a business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event we do not consummate a business combination by January 20, 2013. We will pay the costs of our liquidation of the trust account from our remaining assets outside of the trust account or from interest not previously withdrawn from the trust account. However, if those funds are not sufficient to cover these costs and expenses, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses. In addition, Messrs. Dunning, Hassenfeld and Smith have agreed to indemnify us, pro-rata on a 40%, 40% and 20% basis, respectively, for all claims of creditors to the extent that we fail to obtain executed waivers from such entities in order to protect the amounts held in trust and except as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. However, we cannot assure you that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure you that a creditor or shareholder will not file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

Additionally, in any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we cannot assure you we will be able to return to our public shareholders the liquidation amounts payable to them.

If we were to expend all of the net proceeds of the Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than approximately $10.00, plus interest (net of any taxes payable).

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Messrs. Dunning, Hassenfeld and Smith have agreed that they will be liable to us, pro-rata on a 40%, 40% and 20% basis, respectively, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Dunning, Hassenfeld and Smith will not be responsible to the extent of any liability for such third party claims. We cannot assure you, however, that Messrs. Dunning, Hassenfeld and Smith would be able to satisfy those obligations. Based on information we have obtained from such individuals, we currently believe that such persons are of substantial means and capable of funding a shortfall in our trust account, even though we have not determined the approximate dollar amount such individuals are capable of funding or asked them to reserve for such an eventuality. We have not independently verified whether such persons have sufficient funds to satisfy their indemnity obligations. We believe the likelihood of our existing shareholders having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and any member of our Sponsor asserts that he is unable to satisfy any applicable obligations or that he has no indemnification obligations related to a particular claim, our disinterested independent director(s) would determine whether to take legal action against such member of our Sponsor to enforce his indemnification obligations. While we currently expect that our disinterested independent director would take legal action on our behalf against such member of our Sponsor to enforce his indemnification obligations to us, it is possible that our independent director in exercising his business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that Messrs. Dunning, Hassenfeld and Smith will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Messrs. Dunning, Hassenfeld and Smith will also not be liable as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act.

If the Company is deemed insolvent for the purposes of the Insolvency Act (i.e. (i) it fails to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands court in favour of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the British Virgin Islands Insolvency Act, 2003 (the “Insolvency Act”). A voidable transaction would be, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue”. Where a payment was a risk of being a voidable transaction, a liquidator appointed over an insolvent company could apply to the British Virgin Islands Court for an order, inter alia, for the transaction to be set aside as a voidable transaction in whole or in part.

Additionally, if the company enters insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account we cannot assure you we will be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the trust account only in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate a business combination or our liquidation or if they redeem their shares in connection with an initial business combination that we consummate. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Employees

We currently have three executive officers. Each of Messrs. Dunning, Smith and Sproule intend to dedicate the majority of their work activity to pursuing an acquisition target and consummating our initial business combination. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for an initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Item 1A. Risk Factors

You should carefully consider the following risk factors and all other information contained in this Annual Report.  If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.  This Annual Report also contains forward-looking statements that involve risks and uncertainties.  There can be no assurance that actual results will not materially differ from expectations. Important factors could cause actual results to differ materially from those indicated by such forward-looking statements.

Risks Associated With Our Business

We are a newly formed blank check company in the development stage with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed blank check company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no material plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination. If we fail to complete a business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, unless such vote is required by law, which means we may consummate our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote before we consummate our initial business combination unless the business combination would require shareholder approval under applicable state law or if we decide to hold a shareholder vote for business or other legal reasons. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

Because our board of directors may consummate a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Our memorandum and articles of association requires us to provide all of our shareholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination, although our Sponsor has agreed to waive its redemption rights with respect to its founder shares and public shares in connection with the consummation of an initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of a larger number of our shareholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our business combination, we may redeem pursuant to a tender offer up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001. If our business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to the target or its shareholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we complete a business combination by January 20, 2013 may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate a business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate a business combination by January 20, 2013. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into a business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate a business combination by January 20, 2013 in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our Sponsor, officers and directors have agreed that we must complete our initial business combination by January 20, 2013. We may not be able to find a suitable target business and consummate a business combination within such time period. If we are unable to consummate a business combination by January 20, 2013, we (i) will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata, to our public shareholders by way of redemption and (ii) intend to cease all operations except for the purposes of any winding up of our affairs, as further described herein. This redemption of public shareholders from the trust account shall be done automatically by function of our memorandum and articles of association and prior to any voluntary winding up.

Our purchase of ordinary shares in the open market may support the market price of the ordinary shares and/or warrants during the buyback period and, accordingly, the termination of the support provided by such purchases may materially adversely affect the market price of the units, ordinary shares and/or warrants.

Unlike many blank check companies, if we seek shareholder approval of our initial business combination, prior to the consummation of a business combination, our memorandum and articles of association will permit the release to us from the trust account amounts necessary to purchase up to 1,200,000 shares (15% of the shares sold in the Offering) at any time commencing after the filing of a preliminary proxy statement for our initial business combination and ending on the date of the shareholder meeting to approve the initial business combination. Purchases will be made only in open market transactions at times when we are not in possession of material non-public information and will not be made during a restricted period under Regulation M under the Exchange Act. Consequently, if the market does not view our initial business combination positively, these purchases may have the effect of counteracting the market’s view of our initial business combination, which would otherwise be reflected in a decline in the market price of our securities. The termination of the support provided by these purchase may materially adversely affect the market price of our securities.

If we seek shareholder approval of our business combination, we, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from shareholders, in which case we or they may influence a vote in favor of a proposed business combination that you do not support.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may enter into privately negotiated transactions to purchase public shares following consummation of the business combination from shareholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules. Our Sponsor, directors, officers, advisors or their affiliates may also purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Neither we nor our directors, officers, advisors or their affiliates will make any such purchases when we or they are in possession of any material non-public information not disclosed to the seller. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. Although neither we nor they currently anticipate paying any premium purchase price for such public shares, in the event we or they do, the payment of a premium may not be in the best interest of those shareholders not receiving any such additional consideration. In addition, the payment of a premium by us after the consummation of our initial business combination may not be in the best interest of the remaining shareholders who do not redeem their shares. Such shareholders will experience a reduction in book value per share compared to the value received by shareholders that have their shares purchased by us at a premium. In addition, in the event we seek shareholder approval of our business combination, our memorandum and articles of association will permit the release to us from the trust account amounts necessary to purchase up to 1,200,000 shares (15% of the shares sold in the Offering). Although we originally intended to comply with its provisions, due to the relatively sporadic public trading of our securities, it is unlikely that we would be able to make such purchases under Rule 10b-18 under the Exchange Act and still accomplish the intended goals of such purchases. Therefore, we may not comply with Rule 10b-18 and may make purchases outside of the requirements of Rule 10b-18 as we see fit. This could result in our liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Any purchases we make will be at prices (inclusive of commissions) not to exceed the per-share amount then held in the trust account (approximately $10.00 per share).

The purpose of such purchases would be to (i) increase the likelihood of obtaining shareholder approval of the business combination or (ii) where the purchases are made by our Sponsor, directors, officers, advisors or their affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible. In addition, purchases in the open market would provide liquidity to those public shareholders whose shares are so purchased in advance of the closing of the business combination.

If we purchase shares using trust account proceeds prior to the consummation of our business combination outside the safe harbor provisions of Rule 10b-18 under the Exchange Act, we could be subject to liability under the Exchange Act.

As described above, we are permitted to withdraw trust account proceeds prior to the consummation of our business combination to purchase shares in the open market. Due to the relatively sporadic public trading of our securities, it is unlikely that we would be able to make such purchases under Rule 10b-18 under the Exchange Act, which provides for a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. As such, a shareholder could bring an action against us claiming our purchases have resulted in market manipulation, because our share price and trading volume may be higher than without our purchases. If a shareholder brought such an action and a court found that we violated Section 9(a)(2) and Rule 10b-5 of the Exchange Act, we would be subject to monetary damages to the shareholder. In addition, we may be subject to an enforcement action by the SEC.

Our purchases of ordinary shares in the open market or in privately negotiated transactions would reduce the funds available to us after the business combination.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may privately negotiate transactions to purchase shares effective immediately following the consummation of the business combination from shareholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules with proceeds released to us from the trust account immediately following consummation of the initial business combination. In addition, in the event we seek shareholder approval of our business combination, our memorandum and articles of association will permit the release to us from the trust account amounts necessary to purchase up to 1,200,000 shares (15% of the shares sold in the Offering). Although we originally intended to comply with its provisions, due to the relatively sporadic public trading of our securities, it is unlikely that we would be able to make such purchases under Rule 10b-18 under the Exchange Act and still accomplish the intended goals of such purchases. Therefore, we may not comply with Rule 10b-18 and may make purchases outside of the requirements of Rule 10b-18 as we see fit. This could result in our liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Any purchases we make will be at prices (inclusive of commissions) not to exceed the per-share amount then held in the trust account (approximately $10.00 per share). As a consequence of such purchases, the funds in our trust account that are so used will not be available to us after the business combination.

Purchases of ordinary shares in the open market or in privately negotiated transactions by us or our Sponsor, directors, officers, advisors or their affiliates may make it difficult for us to list our ordinary shares on a national securities exchange.

If we or our Sponsor, directors, officers, advisors or their affiliates purchase ordinary shares in the open market or in privately negotiated transactions, it would reduce the public “float” of our ordinary shares and the number of beneficial holders of our securities, which may make it difficult to obtain the quotation, listing or trading of our securities on a national securities exchange if we determine to apply for such quotation or listing in connection with the business combination.

Our purchases of ordinary shares in the open market or in privately negotiated transactions may have negative economic effects on our remaining public shareholders.

If we seek shareholder approval of our business combination and purchase shares in privately negotiated or market transactions from shareholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account, our remaining public shareholders will bear the economic burden of the taxes payable (as well as, in the case of purchases which occur prior to the consummation of our initial business combination, up to $100,000 of net interest that may be released to us from the trust account to fund our dissolution expenses in the event we do not complete our initial business combination by January 20, 2013). In addition, our remaining public shareholders following the consummation of a business combination will bear the economic burden of the deferred underwriting commission as well as the amount of any premium we may pay to the per-share pro rata portion of the trust account using funds released to us from the trust account following the consummation of the business combination. This is because the shareholders from whom we purchase shares in open market or in privately negotiated transactions may receive a per share purchase price payable from the trust account that is not reduced by a pro rata share of the taxes payable on the interest earned by the trust account, the up to $100,000 of dissolution expenses or the deferred underwriting commission and, in the case of purchases at a premium, have received such premium.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate a business combination or our liquidation or if they redeem their shares pursuant to a tender offer in connection with an initial business combination that we consummate. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

We do not intend to establish an audit committee or a compensation committee until the consummation of an initial business combination. Until such time, no formal committee of independent directors will review matters related to our business, and such lack of review could negatively impact our business.

We currently have two independent directors. Upon consummation of an initial business combination, our board of directors intends to establish an audit committee and a compensation committee, and adopt charters for these committees. Prior to such time we do not intend to establish either committee. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses nor will there be a separate formal committee to review the reasonableness of expense reimbursement requests by anyone other than our board of directors, which includes persons who may seek such reimbursements. The absence of such committees to review the matters discussed above until the consummation of our initial business combination could negatively impact our operations and profitability. We are not required to appoint an audit committee under the laws of the British Virgin Islands.

Our securities are quoted on the Over-the-Counter Bulletin Board quotation system, which limits the liquidity and price of our securities more than if our securities were quoted or listed on the NYSE Amex Market or another national securities exchange and result in our shareholders not receiving the benefit of our being subject to the listing standards of a national securities exchange.

Our units, ordinary shares and warrants are traded in the over-the-counter market and are quoted on the Over-the-Counter Bulletin Board quotation system, or the OTCBB, which is a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included in the NYSE Amex Market. Quotation of our securities on the OTCBB limits the liquidity and price of our securities more than if our securities were quoted or listed on the NYSE Amex Market or another national securities exchange. Lack of liquidity limits the price at which you may be able to sell our securities or your ability to sell our securities at all.

We do not currently meet the listing standards for the NYSE Amex Market or any other national securities exchange. The OTCBB does not impose listing standards or requirements. If our securities were listed on the NYSE Amex Market or another national securities exchange, we would be subject to a number of listing standards, including requirements relating to our minimum unaffiliated market capitalization and ordinary shares trading price, the independence of a majority of our board of directors, requirements regarding committees of our board and certain other shareholder approval and corporate governance requirements. In addition, we would be subject to any special stock exchange requirements applicable to blank check companies, such as requirements that we obtain shareholder approval of our initial business combination (in the event we seek to issue more than 20% of our issued and outstanding shares to the target business) and that we do not enter into an initial business combination that has an acquisition value less than 80% of the funds in the trust account.

As a result of new rules affecting reverse mergers, we will not be able to list our securities on a national securities exchange immediately following the completion of a business combination.

Unlike many-blank check companies that were previously quoted on the OTCBB and subsequently became listed on a national securities exchange as part of their business combination, we will not be able, immediately following our initial business combination, to list our securities on a national securities exchange. On November 9, 2011, the SEC approved new rules of the three major U.S. listing markets that toughen the standards that companies going public through a reverse merger must meet to become listed on those exchanges. Following the completion of our initial business combination, we will have to meet the strengthened listing criteria of such securities exchanges, including but not limited to having completed a one-year “seasoning period” by trading on the OTCBB following our initial business combination, having filed an annual report on Form 10-K covering a full fiscal year commencing after the filing with the SEC of all information regarding our initial business combination and having maintained a requisite minimum bid price for a sustained period of time. As a result, the liquidity and price of our securities, following our initial business combination, may be more limited than if our securities were listed on a national securities exchange.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the ordinary shares redeemed and, in the event we seek shareholder approval of our business combination, and we make purchases of our ordinary shares in the open market in a manner described in this report, then the resources available to us for a business combination may be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on our redemption, and our warrants will expire worthless.

If the net proceeds of the Offering not being held in the trust account, together with the interest in the trust account (net of taxes payable) which may be released to us for working capital purposes, are insufficient to allow us to operate until at least January 20, 2013, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, may not be sufficient to allow us to operate until at least January 20, 2013, assuming that our initial business combination is not consummated during that time. We believe that the funds currently available to us outside of the trust account, which amounted to $485,091 as of December 31, 2011, plus $2,241 of interest earned on such funds through the same period, will be sufficient to allow us to operate until at least January 20, 2013, assuming that our initial business combination is not consummated during that time. However, we cannot assure you that our estimate will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless.

The current low interest rate environment could limit the amount available to fund our search for a target business or businesses and complete our initial business combination since we will depend on interest earned on the trust account to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of the Offering, only $487,332 (including $2,241 of interest income earned on the trust account) remains available to us outside the trust account to fund our working capital requirements. The current low interest rate environment may make it more difficult for us to earn significant interest on the amounts in trust and have sufficient funds available to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our Sponsor or management team to operate or may be forced to liquidate. Neither our Sponsor nor our management team is under any obligation to advance funds to us in such circumstances. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless.

Subsequent to our consummation of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than approximately $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete a business combination within the required time frame, or upon the exercise of a redemption right in connection with a business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the approximately $10.00 per share initially held in the trust account, due to claims of such creditors. Messrs. Dunning, Hassenfeld and Smith have agreed that they will be liable to us, pro-rata on a 40%, 40% and 20% basis, respectively, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Dunning, Hassenfeld and Smith will not be responsible to the extent of any liability for such third party claims. We believe the likelihood of our existing shareholders having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our disinterested director may decide not to enforce indemnification obligations against Messrs. Dunning, Hassenfeld and Smith, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and any member of our Sponsor asserts that he is unable to satisfy his obligation or that he has no indemnification obligations related to a particular claim, our disinterested and independent director(s) would determine whether to take legal action against such member of our Sponsor to enforce his indemnification obligations. While we currently expect that our disinterested and independent director would take legal action on our behalf against such member of our Sponsor to enforce his indemnification obligations to us, it is possible that our disinterested and independent director in exercising his business judgment may choose not to do so in any particular instance. If our disinterested and independent director chooses not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities

each of which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are not subject to the supervision of the Financial Services Commission of the British Virgin Islands and so our shareholders are not protected by any regulatory inspections in the British Virgin Islands.

We are not an entity subject to any regulatory supervision in the British Virgin Islands by the Financial Services Commission. As a result, shareholders are not protected by any regulatory supervision or inspections by any regulatory agency in the British Virgin Islands and the company is not required to observe any restrictions in respect of its conduct save as disclosed in its memorandum and articles of association.

If we are unable to consummate a business combination, our public shareholders may be forced to wait until January 20, 2013 before redemption from our trust account.

If we are unable to consummate a business combination by January 20, 2013, we (i) will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata, to our public shareholders by way of redemption and (ii) intend to cease all operations except for the purposes of any winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond January 20, 2013 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate a business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete a business combination. Our memorandum and articles of association contains a restriction which prevents us and our directors, officers or public shareholders from amending its provisions to shorten or extend this January 20, 2013 date.

If we liquidate, distributions, or part of them, may be delayed while the liquidator determines the extent of potential creditor claims.

Pursuant to, among other documents, our memorandum and articles of association, if we do not complete a business combination by January 20, 2013, this will trigger an automatic redemption of the trust account pursuant to our constitutional documents, resulting in our redemption of the trust account and may result in our subsequent voluntary liquidation as may be directed by our directors. Our liquidator, if applicable, would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in the British Virgin Islands Official Gazette and a British Virgin Islands newspaper, and taking any other steps he considers appropriate, after which our assets would be distributed.

As soon as our affairs are fully wound-up, if we were to liquidate, the liquidator must complete his final report and accounts and will then notify the Registrar of Corporate Affairs in the British Virgin Islands (the “Registrar”). However, we cannot assure you that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure you that a creditor or shareholder will not file a petition with the British Virgin Islands court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

Our Sponsor has waived its right to participate in any liquidation distribution with respect to its initial shares. If we have not consummated an initial business combination within the required time frames, there will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of our liquidation and distribution of the trust account from our remaining assets outside of the trust account and may request the trustee to release to us up to $100,000 of the net interest earned on the trust account to pay dissolution expenses. In addition, Messrs. Dunning, Hassenfeld and Smith have agreed that they will be liable to us, pro-rata on a 40%, 40% and 20% basis, respectively, for all claims of creditors to the extent that we fail to obtain executed waivers from such entities in order to protect the amounts held in trust, except as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. However, we cannot assure you that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure you that a creditor or shareholder will not file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

In any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we cannot assure you we will be able to return to our public shareholders the liquidation amounts payable to them.

The ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act or states securities laws at this time, and such registration may not be in place when you decide to exercise your warrants, thus precluding you from being able to exercise your warrants and causing your warrants to expire worthless.

The ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the ordinary shares issuable upon exercise of the warrants, and to use our best efforts to take such action as is necessary to register or qualify for sale, in those states in which the warrants were initially offered by us, the shares issuable upon exercise of the warrants, to the extent an exemption is not available. We cannot assure you that we will be able to do so. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, under certain circumstances specified in the warrant agreement. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In no event will we be required to issue cash, securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the ordinary shares included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying ordinary shares for sale under all applicable state securities laws.

The grant of registration rights to our Sponsor and holders of our Sponsor warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to the registration rights agreement entered into concurrently with closing of the Offering, our Sponsor and its permitted transferees can demand that we register the founder shares, holders of our Sponsor warrants and their permitted transferees can demand that we register the Sponsor warrants and the ordinary shares issuable upon exercise of the Sponsor warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the ordinary shares issuable upon conversion of such warrants. The registration rights are exercisable with respect to the founder shares and the Sponsor warrants and the ordinary shares issuable upon exercise of such Sponsor warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the securities owned by our Sponsor, holders of our Sponsor warrants or their respective permitted transferees are registered.

Because we have not selected a particular business or geographic focus or any specific target businesses with which to pursue a business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We may pursue acquisition opportunities in any geographic region, but may rely upon our management team’s background in Asia, Europe or the United States. Also, while we may pursue an acquisition opportunity in any business industry or sector, we may initially consider those industries or sectors that complement our management team’s background, such as media, technology, energy, industrial, retail and consumer products. Our only restriction, under our memorandum and articles of association, is that we will not be permitted to effectuate a business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may seek investment opportunities outside of our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

There is no limitation on the industry or business sector we may consider when contemplating a business combination. We may therefore be presented with a business combination candidate in an industry unfamiliar to our management team, but determine that such candidate offers an attractive investment opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or their evaluation of its operations.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into a business combination with a target does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into a business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless.

Unlike many blank check companies, we are not required to acquire a target with a valuation equal to a certain percentage of the amount held in the trust account. Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating an initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

Many blank check companies are required to consummate their initial business combination with a target whose value is equal to at least 80% of the amount of money held in the trust account of the blank check company at the time of entry into a definitive agreement for a business combination. Because we do not have the requirement that a target business have a minimum fair market enterprise value equal to a certain percentage of the net assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. In addition, we may consummate a business combination with a target whose enterprise value is significantly less than the amount of money held in the trust account, thereby resulting in our ability to use the remaining funds in the trust account to make additional acquisitions without seeking shareholder approval or providing redemption rights.

Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating an initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders, which would be the case if the trading price of our ordinary shares after giving effect to such business combination was less than the per-share trust liquidation value that our shareholders would have received if we had dissolved without consummating a business combination.

We are not required to obtain an opinion from an independent investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

Our memorandum and articles of association authorize the issuance of an unlimited amount of both ordinary shares of no par value and preferred shares of no par value. We may issue a substantial number of additional shares of ordinary or preferred shares to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. The issuance of additional shares of ordinary or preferred shares:

•	may significantly dilute the equity interest of investors in the Offering;

•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

•	could cause a change in control if a substantial number of ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. In addition, in the event we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our memorandum and articles of association will permit the release to us from the trust account amounts necessary to purchase up to 1,200,000 shares (15% of the shares sold in the Offering), in the open market as described in this report. If such business combination is not consummated, these purchases would have the effect of reducing the funds available in the trust account for future business combinations. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless.

We may qualify as a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below) of our ordinary shares or warrants, the U.S. Holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. Our actual PFIC status for our current taxable year ending December 31, 2012 may depend on whether we qualify for the PFIC start-up exception (discussed further, below). We likely will be a PFIC for our current taxable year unless we complete a business combination in our current taxable year ending December 31, 2012 and are not treated as a PFIC for either of our taxable years ending December 31, 2012 or December 31, 2013. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. In addition, we may not provide timely financial information that would be required for U.S. investors to make a potentially favorable “qualified electing fund” election, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

The discussion below of the PFIC rule applicable to “U.S. Holders” will apply to a beneficial owner of our securities that is for U.S. federal income tax purposes (i) an individual citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate whose income is includible in gross income for U.S. federal income tax purposes regardless of its source; or (iv) a trust if (A) a U.S. court can exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust, or (B) it has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

A foreign (i.e., non-U.S.) corporation will be a PFIC if at least 75% of its gross income in a taxable year of the foreign corporation, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income. Alternatively, a foreign corporation will be a PFIC if at least 50% of its assets in a taxable year of the foreign corporation, ordinarily determined based on fair market value and averaged quarterly over the year, including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

Because we are a blank check company, with no current active business, we believe that it is likely that we will meet the PFIC asset or income test beginning with our initial taxable year ending December 31, 2011. However, pursuant to a start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income, if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the first two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. The applicability of the start-up exception to us will not be known until after the close of our initial taxable year ending December 31, 2011.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants and, in the case of our ordinary shares, the U.S. Holder did not make a timely qualified electing fund (“QEF”) election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) ordinary shares, as described below, such holder generally will be subject to special rules with respect to:

•	any gain recognized by the U.S. Holder on the sale or other disposition of its ordinary shares or warrants; and

•	any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of the ordinary shares during the three preceding taxable years of such U.S. Holder or, if shorter, such U.S. Holder’s holding period for the ordinary shares).

Under these rules,

•	the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the ordinary shares or warrants;

•	the amount allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution, or to the period in the U.S. Holder’s holding period before the first day of our first taxable year in which we are a PFIC, will be taxed as ordinary income;

•	the amount allocated to other taxable years (or portions thereof) of the U.S. Holder and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and

•	the interest charge generally applicable to underpayments of tax will be imposed in respect of the tax attributable to each such other taxable year of the U.S. Holder.

In general, if we are determined to be a PFIC, a U.S. Holder will avoid the PFIC tax consequences described above in respect to our ordinary shares by making a timely QEF election to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed, in the taxable year of the U.S. Holder in which or with which our taxable year ends. A U.S. Holder may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge.

A U.S. Holder may not make a QEF election with respect to its warrants to acquire our ordinary shares. As a result, if a U.S. Holder sells or otherwise disposes of such warrants (other than upon exercise of such warrants), any gain recognized generally will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above, if we were a PFIC at any time during the period the U.S. Holder held the warrants. If a U.S. Holder that exercises such warrants properly makes a QEF election with respect to the newly acquired ordinary shares (or has previously made a QEF election with respect to our ordinary shares), the QEF election will apply to the newly acquired ordinary shares, but the adverse tax consequences relating to PFIC shares, adjusted to take into account the current income inclusions resulting from the QEF election, will continue to apply with respect to such newly acquired ordinary shares (which generally will be deemed to have a holding period for purposes of the PFIC rules that includes the period the U.S. Holder held the warrants), unless the U.S. Holder makes a purging election. The purging election creates a deemed sale of such shares at their fair market value. The gain recognized by the purging election will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above. As a result of the purging election, the U.S. Holder will have a new basis and holding period in the ordinary shares acquired upon the exercise of the warrants for purposes of the PFIC rules.

In order to comply with the requirements of a QEF election, a U.S. Holder must receive a PFIC annual information statement from us. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a QEF election. However, there is no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided.

Although a determination as to our PFIC status will be made annually, an initial determination that our company is a PFIC will generally apply for subsequent years to a U.S. Holder who held ordinary shares or warrants while we were a PFIC, whether or not we meet the test for PFIC status in those subsequent years. A U.S. Holder who makes the QEF election discussed above for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) our ordinary shares, however, will not be subject to the PFIC tax and interest charge rules discussed above in respect to such shares. In addition, such U.S. Holder will not be subject to the QEF inclusion regime with respect to such shares for any taxable year of us that ends within or with a taxable year of the U.S. Holder and in which we are not a PFIC. On the other hand, if the QEF election is not effective for each of our taxable years in which we are a PFIC and the U.S. Holder holds (or is deemed to hold) our ordinary shares, the PFIC rules discussed above will continue to apply to such shares unless the holder makes a purging election, as described above, and pays the tax and interest charge with respect to the gain inherent in such shares attributable to the pre-QEF election period.

After a business combination, it is likely that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is likely that after a business combination, a majority of our directors and officers will reside outside of the United States and a majority of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated a business combination. In addition, although our officers intend to dedicate a majority of their work activity to pursuing an acquisition target and consummating our initial business combination, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination.

The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of a business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect a business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting a business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of a business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following a business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Prior to consummation of our business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

Our officers may become involved with subsequent blank check companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by January 20, 2013. Our officers may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers and directors. Our directors also serve as officers and board members for other entities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to consummate a business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our shareholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Because our Sponsor will lose its entire investment in us if a business combination is not consummated and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

In January 2011, our Sponsor purchased an aggregate of 2,019,512 founder shares for an aggregate purchase price of $25,000, or approximately $0.012 per share. Our Sponsor subsequently forfeited 263,414 shares in connection with the underwriters not exercising their over-allotment option. The founder shares will be worthless if we do not consummate an initial business combination. In addition, members of our Sponsor also purchased an aggregate of 3,000,000 Sponsor warrants, each exercisable for one ordinary share at $11.50 per share, for a purchase price of $3.0 million, or $1.00 per warrant, that will also be worthless if we do not consummate a business combination. In addition, approximately 390,244 founder earn out shares (equal to 4.0% of our currently issued and outstanding shares) will be subject to forfeiture by our Sponsor in the event the last sales price of our stock does not equal or exceed $13.00 per share (as adjusted for stock splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business combination. The incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2011, we had $80,002,241 in our trust account (including interest earned thereon as of such date) that we may use to complete a business combination.

We may effectuate an initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate a business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to an initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate an initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the controlling shareholder of the target or are otherwise not required to register as an investment company under the Investment Company Act. Even though we will own a controlling interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Unlike many blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate a business combination with which a substantial majority of our shareholders do not agree.

Since we have no specified maximum redemption threshold contained in our memorandum and articles of association, our structure is different in this respect from the structure that has been used by many blank check companies. Many blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their public shareholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. As a result, we may be able to consummate a business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to us or our Sponsor, officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the warrants is higher than is typical in many similar blank check companies. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our memorandum and articles of association or governing instruments in a manner that will make it easier for us to consummate a business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of Article 23 of our memorandum and articles of association which relate to us entering into a business combination may be amended with the approval of 65% of our issued and outstanding shares, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our memorandum and articles of association to facilitate the consummation of an initial business combination that our shareholders may not support.

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our memorandum and articles of association provides that any of its provisions, including those related to pre-business combination activity, may be amended if approved by the affirmative vote of the holders of 65% of our issued and outstanding shares. In addition, our memorandum and articles of association, excluding the provisions relating to shareholder rights or the pre-business combination activity, may be amended with the approval of the directors. Our Sponsor, which beneficially owns 18.0% of our ordinary shares, will participate in any vote to amend our memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination behavior more easily than many blank check companies, and this may increase our ability to consummate a business combination with which you do not agree.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless.

Although we believe that $80,002,241 of proceeds held in the trust account (including interest earned thereon as of December 31, 2011) that may be available to us for a business combination will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Offering prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Sponsor currently owns 18.0% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association. Neither our Sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. In addition, our board of directors, whose members were elected by our Sponsor, is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our Sponsor will continue to exert control at least until the consummation of our initial business combination.

If we do not hold an annual meeting of shareholders until after the consummation of a business combination, shareholders will not be afforded an opportunity to elect directors and to discuss company affairs with management until such time.

Unless otherwise required by law or the OTC Bulletin Board, or we decide for other business or legal reasons, we do not currently intend to hold an annual meeting of shareholders until we have consummated a business combination. If our shareholders want us to hold a meeting prior to our consummation of a business combination, they may do so by shareholders holding not less than thirty percent of voting rights in respect of the matter for which the meeting is requested making a request in writing to the directors in accordance with Section 82 of the Companies Act. Under British Virgin Islands law, we may not increase the required percentage to call a meeting above thirty percent. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors or to discuss company affairs with management.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Pursuant to the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the ordinary shares equals or exceeds $17.50 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Sponsor warrants will be redeemable by us so long as they are held by members of the Sponsor or their permitted transferees.

Our warrants may have an adverse effect on the market price of our ordinary shares and make it more difficult to effectuate a business combination.

We have issued Public Warrants to purchase 8,000,000 ordinary shares and an aggregate of 3,000,000 Sponsor warrants, each exercisable to purchase one ordinary share at $11.50 per share. In addition, if the Sponsor makes any working capital loans, it may convert those loans into up to an additional 425,000 Sponsor warrants. To the extent we issue ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The Sponsor warrants are identical to the Public Warrants except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by January 20, 2013.

Compliance obligations under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2012. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may re-incorporate in another jurisdiction in connection with a business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with a business combination, we may relocate the home jurisdiction of our business from the British Virgin Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. We cannot assure you that the system of laws and the enforcement of existing laws in such jurisdiction would be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation and the international nature of our business will likely subject us to foreign regulation.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we are incorporated under British Virgin Islands law.

We are a company incorporated under the laws of the British Virgin Islands. As a result, it may be difficult for investors to enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our memorandum and articles of association, the Companies Act and the common law of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are to a large extent governed by the Companies Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived from English common law, and whilst the decisions of the English courts are of persuasive authority, they are not binding on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, shareholders in British Virgin Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a British Virgin Islands company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

The British Virgin Islands courts are also unlikely:

•	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws; and

•	to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognise such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that the U.S. judgment:

•	the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;

•	is final and for a liquidated sum;

•	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;

•	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;

•	recognition or enforcement of the judgment would not be contrary to public policy in the British Virgin Islands; and

•	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

In appropriate circumstances, a British Virgin Islands Court may give effect in the British Virgin Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Our memorandum and articles of association permit the board of directors to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our memorandum and articles of association permits the board of directors to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors and could operate to the disadvantage of the outstanding ordinary shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, any such issuance should not affect the redemption or liquidation rights of our ordinary shareholders.

Risks Associated with Acquiring and Operating a Business in Emerging Market Countries

If we effect an initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect an initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency redemption or corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments occur in a country in which we may operate after we effect a business combination, it may result in a negative impact on our business.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Because many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, it may adversely impact our results of operations and financial condition.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience. Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and a foreign government deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in the Offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If we acquire control of a target business through contractual arrangements with one or more operating businesses in, for example, India or China, such contracts may not be as effective in providing operational control as direct ownership of such business and may be difficult to enforce.

While our efforts in identifying a prospective target business for our initial business combination will not be limited to a particular industry or geographic region, we may initially focus our search on identifying a prospective target business in Asia, Europe and the United States. Certain governments such as India and China have restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are restricted are wide ranging, including, for example, certain aspects of telecommunications, food production, and heavy equipment manufacturers. Subject to the review and approval requirements of the relevant agencies for acquisitions of assets and companies in the relevant jurisdictions and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted local parties. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company which may provide exceptions to the restrictions mentioned above since these types of arrangements typically do not involve a change of equity ownership in the operating company. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of local parties who would be our nominees and, therefore, may exempt the transaction from certain regulations, including the application process required thereunder. However, since there has been limited implementation guidance provided with respect to such regulations, the relevant government agency might apply them to a business combination effected through contractual arrangements. If such an agency determines that such an application should have been made or that our potential future target businesses are otherwise in violation of local laws or regulations, consequences may include confiscating relevant income and levying fines and other penalties, revoking business and other licenses, requiring restructure of ownership or operations, requiring discontinuation or restriction of the operations of any portion or all of the acquired business, restricting or prohibiting our use of the proceeds of the Offering to finance our businesses and operations and imposing conditions or requirements with which we or potential future target businesses may not be able to comply. These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under local laws and regulations. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore, these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under local law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our ordinary shares, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If our management following a business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws which could lead to various regulatory issues.

Following a business combination, our management will likely resign from their positions as officers of the company and the management of the target business at the time of the business combination will remain in place. We cannot assure you that management of the target business will be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After a business combination, substantially all of our assets will likely be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economies in Asia differ from the economies of most developed countries in many respects. For the most part, such economies have grown at a rate in excess of the United States; however, (i) such economic growth has been uneven, both geographically and among various sectors of the economy and (ii) such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate a business combination and if we effect a business combination, the ability of that target business to become profitable.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of a business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in Asia are relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Many of the economies in Asia are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability following a business combination.

While many of the economies in Asia have experienced rapid growth over the last two decades, they currently are experiencing inflationary pressures. As governments take steps to address the current inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There may also be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

Many industries in Asia are subject to government regulations that limit or prohibit foreign investments in such industries, which may limit the potential number of acquisition candidates.

Governments in many Asian countries have imposed regulations that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in certain industries. As a result, the number of potential acquisition candidates available to us may be limited or our ability to grow and sustain the business which we ultimately acquire will be limited.

If a country in Asia enacts regulations in industry segments that forbid or restrict foreign investment, our ability to consummate a business combination could be severely impaired.

Many of the rules and regulations that companies face concerning foreign ownership are not explicitly communicated. If new laws or regulations forbid or limit foreign investment in industries in which we want to complete a business combination, they could severely impair our candidate pool of potential target businesses. Additionally, if the relevant central and local authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

Any of the above could have an adverse effect on our company post-business combination and could materially reduce the value of your investment.

Corporate governance standards in Asia may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far enough to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process may also result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Item 2.    Properties

We do not own any real estate or other physical properties materially important to our operation.  Our executive offices are located at 352 Park Avenue South, 13th Floor, New York, New York 10010. The cost for this space is included in a $3,000 per month fee that Global Cornerstone Holdings LLC, our Sponsor, charges us for general and administrative services. We believe, based on rents and fees for similar services in the New York area that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3.    Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Ordinary Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our Ordinary Shares, Warrants and Units are each traded on the OTC Bulletin Board under the symbols GHCSF. GHBSF and GCRSF, respectively.  Our units commenced public trading on April 18, 2011, and our Ordinary Shares and Warrants commenced public trading on April 29, 2011.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our Units, Ordinary Shares and Warrants as reported on the OTC Bulleting Board.  The following table sets forth the high and low bid prices for our Units for the period from April 18, 2011 through December 31, 2011 and our Ordinary Shares and Warrants for the period from April 29, 2011 through December 31, 2011.

Quarter Ended	Units		Ordinary Shares		Warrants
	Low	High	Low	High	Low	High
June 30, 2011	$9.92	$10.05	$9.30	$9.45	$0.40	$0.50
September 30, 2011	$9.90	$9.95	$9.48	$9.55	$0.36	$0.40
December 30, 2011	$9.90	$10.25	$9.50	$9.54	$0.30	$0.39

On March 5, 2012, the closing prices of our Ordinary Shares, Units and Warrants were $9.51, $10.25 and $0.35, respectively.

Holders

On March 6, 2011, there were 2 holders of record of our Ordinary Shares, 2 holders of record of our Warrants and 1 holder of record of our Units.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from our Initial Public Offering

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.   Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report for the period from January 13, 2010 (inception) through December 31, 2011. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

January 13, 2010
(inception) to
December 31, 2011
Statement of Operations Data:
Operating expenses:
General and administrative expenses	$352,792
Loss from operations	(352,792)
Other income:
Interest income	2,241
Net loss attributable to ordinary shares not subject to possible redemption	$(350,551)

Net Loss per ordinary share:
Basic and diluted	$(0.05)

Weighted average shares outstanding:
Basic and diluted	7,641,374

Balance Sheet Data:
Cash and cash equivalents	$485,091
Investments held in Trust Account	80,002,241
Total assets	80,585,247
Ordinary shares subject to possible redemption (at fair value): 7,278,524 shares at December 31, 2011	72,785,240
Total shareholders’ equity, net	5,000,007

Cash Flow Data:
Net cash used in operating activities	$(448,466)
Net cash used in investing activities	(80,002,241)
Net cash provided by financing activities	80,935,798

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business combination; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of this Report; other risks identified in this Report; additional risks and uncertainties that are discussed in the Company’s reports filed and to be filed with the Commission and available at the SEC’s website at www.sec.gov, and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the Securities and Exchange Commission. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Overview

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this Report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

We are a blank check company incorporated as a British Virgin Islands business company with limited liability (meaning the public shareholders have no liability, as members of the Company, for the liabilities of the Company) formed for the purpose of acquiring, engaging in share exchange, share reconstruction and amalgamation or contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or assets. We have not identified any acquisition target. We intend to effectuate our initial business combination using cash from the proceeds of the Offering and the private placement of the Sponsor Warrants, our shares, debt or a combination of cash, shares and debt.

The issuance of additional shares in a business combination:

•	may significantly dilute the equity interest of our shareholders;

•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

•	could cause a change in control if a substantial number of ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights or a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our ordinary shares and/or warrants.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Changes in Financial Condition

Liquidity and Capital Resources

On April 20, 2011, we consummated our Offering of 8,000,000 units at a price of $10.00 per unit.  Simultaneously with the consummation of our Offering, we consummated the private sale of 3,000,000 Sponsor Warrants to Global Cornerstone Holdings LLC, our Sponsor, for $3.0 million.  We received net proceeds from our Offering and the sale of the Sponsor Warrants of approximately $80.775 million, net of the non-deferred portion of the underwriting commissions of $1.6 million and offering costs and other expenses of approximately $625,000.  As of December 31, 2011, we had cash of $485,091.

We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we may need to identify one or more target businesses, conduct due diligence and complete our initial business combination, as well as to pay any taxes that we may owe.  As described elsewhere in this Report, the amounts in the trust account may be invested only in U.S. government treasury bills with a maturity of 180 days or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act.  The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the trust account, to locate, conduct due diligence, structure, negotiate and close our Initial Business Combination.  If we are required to seek additional capital, we would need to borrow funds from our Sponsor or management team to operate or may be forced to liquidate.  Neither our Sponsor nor our management team is under any obligation to advance funds to us in such circumstances.  Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our Initial Business Combination.  If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

For the period from April 20, 2011 (consummation of our IPO) through December 31, 2011, we disbursed an aggregate of approximately $289,000 out of the proceeds of our Offering not held in trust, for expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than (i) a monthly administration fee of $3,000 payable to Global Cornerstone Holdings LLC, our Sponsor, for office space, secretarial and administrative services and (ii) a monthly management fee of approximately $17,000 payable to our Sponsor, which will in turn be paid to our Chief Financial Officer and Executive Vice-President, Byron I. Sproule (a member of our Sponsor).

We began incurring the monthly management fee on April 18, 2011 (the date the Company’s securities were first quoted on the OTCBB) and the administrative services fee on June 1, 2011. These fees will terminate payments upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company.

Results of Operations

Through December 31, 2011, our efforts were limited to organizational activities, activities relating to our Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters.  We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of December 31, 2011, approximately $80,002,241 was held in the Trust Account (including $2.8 million of deferred underwriting discounts and commissions, $3.0 million from the sale of the Sponsor Warrants and approximately $2,241 in accrued interest) and we had cash outside of trust of $485,091.  Up to $800,000 in interest income on the balance of the Trust Account (net of taxes payable) may be available to us to fund our working capital requirements.  The current low interest rate environment may make it more difficult for us to have sufficient funds available to structure, negotiate or close our initial business combination. Through December 31, 2011, the Company had not withdrawn any funds from interest earned on the trust proceeds.  Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Offering in the event of a business combination.

For the period from January 13, 2011 through December 31, 2011, we had a net loss of $350,551 and earned $2,241 in interest income.  All of our funds in the Trust Account are invested in a fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

Recent Accounting Pronouncements

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through December 31, 2011, the Company’s efforts have been limited to organizational activities, activities relating to its Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

Redeemable Ordinary Shares

All of the 8,000,000 ordinary shares sold as part of a Unit in the Offering contain a redemption feature which allows for the redemption of ordinary shares under the Company's liquidation or tender offer/shareholder approval provisions.  In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.  Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480.  Although the Company does not specify a maximum redemption threshold, its memorandum and articles of association provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against paid-in capital.

Accordingly, at December 31, 2011, 7,278,524 of the 8,000,000 public shares are classified outside of permanent equity at their redemption value.  The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $10.00 at December 31, 2011).

Loss per ordinary share

Loss per share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period.  The 11,000,000 warrants related to our Offering and the private placement of the Sponsor Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

Off-Balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our initial public offering held in the trust account may be invested by the trustee only in U.S. governmental treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 8.   Financial Statements and Supplementary Data

The information required by this item appears beginning on page F-1 following the signature pages of this report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
James D. Dunning, Jr.	64	Chairman of the Board and Chief Executive Officer
Gregory E. Smith	56	President and Director
Byron I. Sproule	42	Chief Financial Officer and Executive Vice-President
Alan G. Hassenfeld	63	Director
Elliot Stein, Jr.	63	Director

James D. Dunning, Jr., has been our chairman of the board and chief executive officer since inception, and is the Managing Partner of Global Cornerstone Holdings LLC. Mr. Dunning is the Chairman of Freedom Communications Holdings, Inc., a diversified media company with 82 newspapers, including the Orange County Register, 8 broadcast TV stations and internet products. In 2010 Mr. Dunning became a Senior Advisor and Principal at Arc China Holdings, Ltd. a Shanghai, China based private equity and merchant bank. Since 1992 Mr. Dunning has served as Chairman/CEO of the Dunning Group, Inc., a private company specializing in media, energy and other leveraged investments. From 2007 to 2009, he was President and Director of China Holdings Acquisition Corp. (“CHAC”), a SPAC. In November 2009 CHAC merged with Jinjiang Hengda Ceramics, Co., Limited, a leading manufacturer of ceramic tiles used for exterior siding, interior flooring, and design in residential and commercial buildings in China. The merged entity is now called China Ceramics Co., Ltd. and trades on the NASDAQ Global Market with the symbol CCCL. From 2006 – 2008, Mr. Dunning was the Chairman of Doubledown Media, LLC, a multimedia platform and database company targeting high net worth individuals. From 2003 to 2004, Mr. Dunning was a partner at Michaelson & Co., a hedge fund. From 1999 to 2001, Mr. Dunning was Chairman, President and CEO of Ziff Davis Media, Inc., a leading technology and Internet magazine publisher in the United States. Mr. Dunning led the management team that acquired Ziff-Davis Publishing Inc. from Ziff Davis Inc., and Softbank in 1999. Also, in 1999 Mr. Dunning led the purchase of USA Pubs, Inc., a magazine subscription database and business acquisition company, and until 2001 he served as the Chairman and CEO of USA Pubs, Inc. From 1999 to 2000 Mr. Dunning was the Chairman and CEO of EMAP Petersen. From 1996 until it was acquired in December 1999, Mr. Dunning served as Chairman, President and CEO of The Petersen Companies, Inc. He led the management team that purchased Petersen Publishing in September 1996 from its founder, Robert E. Petersen. During Mr. Dunning’s tenure at Petersen it developed from a publisher of special interest magazines into a complete marketing solutions company and one of the largest publishers of special-interest magazines in the U.S. In 1992, Mr. Dunning led the group that purchased Transwestern Publishing Company (a division of US West, Inc.) a yellow pages and database company. From 1992 to 1997 Mr. Dunning served as Chairman and CEO of Transwestern Publishing Company. While at Transwestern Publishing Company, Mr. Dunning led the buyout of SRDS, a media database and directory business and served as the Chairman of the Board from 1994 to 1995. In 1986 he led a buyout of Yellow Book, which went public in 1987 as Multi-Local Media Information Group (Yellow Book), a public yellow pages and directory company and served as Chairman, President and CEO until 1992. From 1985 to 1986, Mr. Dunning served as Executive Vice President of Ziff Davis Communications, Inc. Prior to establishing his buyout businesses, Mr. Dunning was an investment banker from 1982 to 1985 at Thomson McKinnon Securities, Inc., one of the leading investment banking firms during that time. He served as Senior Vice President and Director of Corporate Finance and was in charge of the firm’s mergers and acquisitions practice, corporate finance, venture capital and leveraged leasing groups. Mr. Dunning is a former member of the Board of Trustees of the University of Pennsylvania and is currently an Overseer of Athletics at the University. He is also a former member of the Board of Trustees of Deerfield Academy. He is a Director of TeenAIDS Peer Corps. He graduated from the Wharton School of Business at the University of Pennsylvania in 1970 with a B.S. in Economics.

Gregory E. Smith has been our President and a member of our board of directors since inception, and is a Partner at Global Cornerstone Holdings LLC. In October 2010 Mr. Smith became a Principal at Arc China Holdings, Ltd. a Shanghai, China based private equity and merchant bank. Mr. Smith served until October 2010 as Vice Chairman of Chi-X Global Inc. and President and CEO of Chi-X Global Technology LLC which were wholly owned or controlled subsidiaries of Instinet Holdings Inc. itself a wholly owned subsidiary of Nomura Holdings. Mr. Smith assumed the positions at Chi-X following the acquisition of Cicada Corporation by Chi-X Global Inc. in November 2008. Chi-X operated MTFs, PTS and other types of alternative securities exchanges in Canada, Japan, Singapore and Australia along with developing and operating the associated technology. Prior to the acquisition of Cicada, Mr. Smith, was the President and CEO of Cicada, which he founded in 1998. Cicada provided data management technology and compliance solutions to financial institutions, exchanges and data vendors. Cicada operates its principal software development operations in Hong Kong and Shenzen, China. From November 2007 until November 2009, Mr. Smith was a director and Chairman of the Audit Committee for CHAC, a SPAC. In November 2009 CHAC merged with Jinjiang Hengda Ceramics, Co., Limited, a leading manufacturer of ceramic tiles used for exterior siding, interior flooring, and design in residential and commercial buildings in China. The merged entity is now called China Ceramics Co., Ltd. and trades on the NASDAQ Global Market with the symbol CCCL. Prior to founding Cicada, Mr. Smith served as Senior Vice President for Content at Dow Jones Markets (Telerate) from 1997 until Dow Jones Markets was sold to Bridge Information Systems, Inc. As Senior Vice President for Content, Mr. Smith was responsible for all content created, licensed, contributed to, or otherwise distributed by Dow Jones Markets. Mr. Smith was a member of the Executive Committee of Dow Jones Markets. Before joining Dow Jones, Mr. Smith was President of Indepth Data Inc., from its founding in 1985 until June 1997, when Indepth was sold to Dow Jones & Company. Indepth Data, founded by Mr. Smith, produced and distributed comprehensive coverage of the taxable fixed income markets in the United States and the government and Eurobond markets in Europe. Prior to establishing Indepth Data in 1985, Mr. Smith was an investment banker at Thomson McKinnon, where he was a Vice President covering the financial services sector and technology. Prior to joining Thomson McKinnon in 1983, Mr. Smith was an investment banking associate with E. F. Hutton. Prior to joining E.F. Hutton in 1981 Mr. Smith was in the doctoral program of the University of Chicago Graduate School of Business. Mr. Smith is a 1978 graduate of Brown University where he received honors in Economics.

Byron I. Sproule has been our Chief Financial Officer and Executive Vice-President since March 2011, and is a Partner at Global Cornerstone Holdings LLC. Prior to March 2011, Mr. Sproule was a Managing Director with ARC China Holdings Limited, a Shanghai-based private equity and merchant bank that focuses on investing in domestic consumption companies located in the Tier II and Tier III regions of China. From March 2009 to April 2010, Mr. Sproule was a Managing Director at Knox & Co., a middle market mergers and acquisition firm focused on cross border corporate advisory between the United States and China. While at Knox & Co., Mr. Sproule advised China Holdings Acquisition Corp. (a China-focused SPAC) on its acquisition of Jinjiang Hengda Ceramics, Co., Limited, a leading manufacturer of ceramic tiles used for exterior siding, interior flooring, and design in residential and commercial buildings in China. The merged entity is now called China Ceramics Co., Ltd. and trades on the NASDAQ Global Market with the symbol CCCL. From August 2007 to June 2008, Mr. Sproule was an Executive Director in the Technology Investment Banking group at JPMorgan Chase where he focused on the communications technology sector. From May 2006 to August 2007 Mr. Sproule was a Senior Vice President in the Technology Mergers and Acquisition group at Jefferies & Company, Inc. Mr. Sproule left Lehman Brothers in 2006 where he had worked since 1999. While at Lehman Brothers he worked in various groups including Technology Investment Banking in New York, Technology Mergers & Acquisitions in London and in the Equities Division in New York. Mr. Sproule was promoted to Senior Vice President at Lehman Brothers in the spring of 2004. Mr. Sproule was also an Associate in the Industrial Investment Banking group at Salomon Smith Barney from 1997 to 1999 and an Electrical Power and Control Systems Engineer at Kimberly-Clark, Inc. from 1992 to 1995. Mr. Sproule graduated in 1992 from Queen’s University in Kingston, Canada with a Bachelor of Science in Electrical Engineering and from the University of Western Ontario in 1997 with a Master of Business Administration.

Alan G. Hassenfeld has been a member of our board of directors since inception, and is a Partner at Global Cornerstone Holdings LLC. Since June 2007, Mr. Hassenfeld has been the Chairman of the Executive Committee of Hasbro, Inc. From November 2007 until November 2009, Mr. Hassenfeld was a director of CHAC, a SPAC In November 2009 CHAC merged with Jinjiang Hengda Ceramics, Co., Limited, a leading manufacturer of ceramic tiles used for exterior siding, interior flooring, and design in residential and commercial buildings in China. The merged entity is now called China Ceramics Co., Ltd. and trades on the NASDAQ Global Market with the symbol CCCL. Mr. Hassenfeld served as Chairman of the Board of Hasbro, Inc., one of the largest toy manufacturers in the world from 1989 until May 2007. The substantial majority of Hasbro’s products are manufactured in China. Mr. Hassenfeld also served as the Chief Executive Officer of Hasbro until May 2003. In 1984 he was named President of Hasbro. Mr. Hassenfeld is also a director of salesforce.com, a provider of on-demand customer relationship management services, Cue Ball Group LLC and the Committee Encouraging Corporate Philanthropy. He serves as a member of the Executive Committee of the Dean’s Council at Harvard University’s John F. Kennedy School of Government and as a Trustee Emeritus at Brown University. He has served on the Board of Trustees at Bryant University and the University of Pennsylvania. Mr. Hassenfeld serves as Chairman of the World Scholar Athlete Games, the World Youth Peace Summit, and The Jerusalem Foundation; Co-Chairman of the governing body of the International Council of Toy Industries CARE Process; Chief Advisor of the Chinese Toy Association; and as director of Refugees International. He has received honorary degrees from Bryant University, Roger Williams University, Johnson and Wales University, Rhode Island College and Waterford Institute of Technology (Ireland), Salve Regina University, FIT — SUNY, and Hartford University. He was inducted into the Toy Manufacturers Association’s Hall of Fame in 1994 and most recently he was inducted into the International Licensing Industry Merchandisers’ Association (LIMA) Licensing Hall of Fame. He graduated from the University of Pennsylvania in 1970. Mr. Hassenfeld is a former chair of the College House Advisory Board at the University of Pennsylvania and a former member of the Board of Overseers of the School of Arts and Sciences. Mr. Hassenfeld established the Hassenfeld Undergraduate Education Fund for Urban Studies and created the Hassenfeld Humanities Term Professorship, both in the School of Arts and Sciences at the University of Pennsylvania.

Elliot Stein, Jr. has been a member of our board of directors since inception, and is a Partner at Global Cornerstone Holdings LLC. Mr. Stein has been a private investor for more than twenty five years. He has been a member of the Board of Directors of Apollo Investment Corporation, a registered investment company and publicly-traded financial services company, since its inception and he has been the Chairman of Caribbean International News Corporation, a Puerto Rico based newspaper publishing company, since 1985. Mr. Stein is a director of Apollo Senior Floating Rate Fund. Mr. Stein is also an investor and member of the Board of Directors of several privately owned companies, such as Multi-Pack, LLC, a manufacturer of packaging equipment and Cohere Communications LLC, a company which provides enterprise focused telephone and data services and RHM Global LLC. He served on the board of directors of Connexiti LLC, a provider of supply chain information. He was formerly a member of the Board of Directors of a number of private companies including PlayPower Inc., a manufacturer of playground equipment, VTG Holdings, Inc., a manufacturer of cable and other wire products, The Bargain! Shop Holdings Inc. and Cloud Solutions LLC, a manufacturer of packaging equipment. Mr. Stein was also a founding partner of the general partnerships which managed Television Station Partners, the owner of four mid-market network affiliated television stations and Commonwealth Capital Partners, a small investment fund which owned several companies. Mr. Stein is also a member of the Board of Trustees of the Claremont Graduate University and the New School University. He was formerly a member of the Board of Councilors of the Annenberg School of Communications at the University of Southern California. He is also a member of the Council on Foreign Relations, an independent, nonpartisan membership organization, think tank, and publisher. Mr. Stein began his career at Lehman Brothers where he worked both on the trading desks and in corporate finance. He graduated from Claremont McKenna College in 1971.

Officer and Director Qualifications

We have not established a nominating committee and have not formally established any specific, minimum qualifications that must be met by each of our officers or directors or specific qualities or skills that are necessary for one or more of our officers or members of the board of directors to possess. However, we generally evaluate the following qualities: educational background, diversity of professional experience, including whether the person is a current or was a former CEO or CFO of a public company or the head of a division of a prominent international organization, knowledge of our business, integrity, professional reputation, independence, wisdom, and ability to represent the best interests of our shareholders.

Our officers and board of directors are composed of a diverse group of leaders in their respective fields. Many of the current officers or directors have senior leadership experience at domestic and international companies. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development. All of our officers and directors also have experience serving on boards of directors and/or board committees of other public companies and private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, such as prior experience with blank check companies, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating a business combination.

James D. Dunning, Jr.:

We believe Mr. Dunning is well-qualified to serve as our chairman of the board due to his extensive public company experience, business leadership, operational experience, and experience in a prior blank check offering, CHAC. We believe Mr. Dunning’s access to extensive contacts and sources, ranging from private and public company contacts, private equity funds and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Dunning’s strategic experience and background in negotiating, structuring and consummating numerous business combinations over a 30+ year career, including the business combination of CHAC, will further our purposes of consummating a business transaction. Mr. Dunning intends to dedicate the majority of his work activity to pursuing an acquisition target and consummating our initial business combination.

Gregory E. Smith:

Mr. Smith is well-qualified to serve as our director due to his prior experience as a director of CHAC, a blank check company, and his extensive international experience in starting, managing, growing and selling businesses. We believe that this international operating background will assist us in our transaction structuring and due diligence effort. He has developed international contacts and sources, ranging from private and public contacts, investment bankers, and accounting firms which, we believe, will allow us to generate acquisition opportunities. Mr. Smith intends to dedicate the majority of his work activity to pursuing an acquisition target and consummating our initial business combination.

Byron I. Sproule:

Mr. Sproule is well-qualified to serve as our Chief Financial Officer and Executive Vice-President due to his prior experience as a key member of the team working on CHAC’s (a blank check company) acquisition of Jinjiang Hengda Ceramics, Co., Limited. Mr. Sproule also has extensive investment banking experience having worked on all aspects of mergers and acquisitions including due diligence, valuation, transaction structuring and negotiating, and SEC documentation as well as IPO and follow-on equity underwritings. Mr. Sproule has a broad network of international contacts and sources at firms involved in investment banking, auditing, legal and private equity. Mr. Sproule intends to dedicate the majority of his work activity to pursuing an acquisition target and consummating our initial business combination.

Alan G. Hassenfeld:

Mr. Hassenfeld is well-qualified to serve as our director due to his global operating experience as the Chairman and CEO of one of the largest toy manufacturers in the world, deep connections within the business community through various profit and not for profit board positions, and experience in a prior blank check offering, CHAC. We believe Mr. Hassenfeld’s access to extensive contacts and sources, ranging from private and public company contacts, private equity funds, membership in various industry associations throughout the world and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Hassenfeld’s strategic operating experience and background in negotiating, structuring and consummating the business combinations will further our purpose of consummating a business combination.

Elliot Stein, Jr.:

We believe Mr. Stein is well-qualified to serve as our director due to his 25+ years as a private investor and member of various boards within the media, manufacturing, retail and finance sectors. We believe Mr. Stein’s access to extensive contacts and sources, ranging from private and public company contacts, private equity funds and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates.

Advisor

In addition to our board of directors, we have an advisor, Shannon Self (the “Advisor”), who will assist us in evaluating our business strategies and development. The Advisor will not participate in managing our operations. We have no formal arrangement or agreement with the Advisor to provide services to us and accordingly, the Advisor has no contractual or fiduciary obligations to present business opportunities to us. The Advisor may receive finders’ or similar fees if such person introduces us to a potential target which leads to a successful business combination. We expect that the Advisor will provide advice, insights, contacts and other assistance to us based on Mr. Self’s extensive industry experience and involvement in areas of activity that are strategic to us.

Shannon Self, 55, has served as our Advisor since March 2011 and is a member of our sponsor. Mr. Self is a shareholder and co-founder of Commercial Law Group, P.C. of Oklahoma City, Oklahoma, and has been of counsel with the firm since 2005. In addition to his legal and advisory activities, Mr. Self has been a private investor for over ten years in energy, real property, technology and medicine. From February 1991 to June 2005, Mr. Self was a member of the board of directors of Chesapeake Energy Corporation, an exploration and production company listed on the New York Stock Exchange, and has been an advisor to the Chesapeake Energy Corporation board of director and management since June 2005. Mr. Self was a lead investor and member of the board of directors of New Energy Finance, Ltd., the leading distributor of information regarding clean energy transactions located in London, and assisted management in the sale of the company to Bloomberg, Inc. in late 2009. Mr. Self is also a member of the board of directors of ProCure Treatment Centers, Inc., New York, New York, which owns and operates proton treatment centers used in the treatment of cancer; a member of the board of directors of American Trailer Works, Inc., Southlake, Texas, which is the largest manufacturer and distributor of open trailers in North America under the Carryon and PJ Trailer brands; Critical Technologies, Inc., Oklahoma City, Oklahoma, which is the leading provider of maintenance record storage to the aircraft industry; and co-manager of Infinity Resources, L.L.C., a private oil and gas exploration company with energy assets in Oklahoma, Kansas, Texas, New Mexico, Colorado and North Dakota. Mr. Self’s legal practice is focused in the area of commercial transactions, oil and gas, real estate, corporate law, venture capital, equine law and related areas. He was an associate and shareholder in the law firm of Hastie and Kirschner, Oklahoma City, from 1984 to 1991 and was employed by Arthur Young & Co. during 1979 and 1980. Mr. Self is also a member of the Law Board of Northwestern University School of Law. Mr. Self is a Certified Public Accountant. He graduated from the University of Oklahoma in 1979 with a Bachelor of Accountancy and a B. A. in Economics and from Northwestern University Law School in 1984 with a J.D.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of such Forms, management believes that all of these reports were filed in a timely manner.

Audit Committee and Audit Committee Financial Expert

Our board of directors intends to establish an audit committee upon consummation of a business combination. At that time our board of directors intends to adopt a charter for the audit committee. Accordingly, we do not have an audit committee financial expert at this time and will not have such an expert until we consummate our initial business combination.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Other than as set forth below, none of our executive officers or directors received any cash or non-cash compensation for services rendered. Commencing June 1, 2011 we began paying Global Cornerstone Holdings LLC, our Sponsor, an entity controlled by our officers and directors, a total of $3,000 per month for office space and administrative services, including secretarial support. Such payments will continue through the earlier of consummation of our initial business combination or our liquidation. This arrangement was agreed to by our Sponsor for our benefit and is not intended to provide our Sponsor compensation in lieu of a salary. In addition, commencing April 18, 2011, we began paying a management fee to our Sponsor, which in turn is paid to our Chief Financial Officer and Executive Vice-President, Byron I. Sproule (a member of our Sponsor), as follows: (i) upon consummation of Offering, in an aggregate amount of approximately $35,000 for services performed prior thereto and (ii) thereafter, in the amount of approximately $17,000 per month for services to be performed until the earlier of (x) the closing of our initial business combination or (y) January 20, 2013. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Other than this $3,000 per month fee and the management fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, executive officers and directors (other than Byron I. Sproule, our Chief Financial Officer and Executive Vice-President, in an amount to be determined by the board of directors, but not to exceed $350,000), or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination. The board of directors will determine whether to make a payment and the amount of such payment to be made to the Sponsor in order to compensate Mr. Sproule, upon consummation of the business combination based on a number of factors, including but not limited to Mr. Sproule's participation in structuring such business combination and its complexity. This payment is in addition to the management fee paid to our Sponsor to compensate Mr. Sproule for his day-to-day managerial responsibilities and is intended to serve as a bonus for his role in successfully consummating a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation and Compensation Committee Report

We do not currently have a compensation committee and intend to establish such a committee following consummation of a business combination.  We do not believe a compensation committee is necessary prior to a business combination as there will be no salary, fees or other compensation being paid to our officers or directors prior to a business combination other than as disclosed in this Annual Report.  All members of our board of directors reviewed the Compensation Discussion and Analysis and agreed that it should be included in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership based on 9,756,098 ordinary shares outstanding as of March 6, 2012, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

			Approximate
			Percentage of
	Number of Shares		Outstanding Common
Name and Address of Beneficial Owner (1)	Beneficially Owned		Stock
Global Cornerstone Holdings LLC (our Sponsor)	1,756,098	(2)(3)	18.0%
James D. Dunning, Jr (2)	573,658		5.88%
Alan G. Hassenfeld.(2)	573,658		5.88%
Gregory E. Smith.(2)	286,830		2.94%
Elliot Stein, Jr. (2)	57,366		0.59%
Byron I. Sproule (2)	35,122		0.36%
Polar Securities Inc. and North Pole Capital Master Fund (4)	970,000		9.9%
Brian Taylor, Pine River Capital Management L.P. and Pine River Master Fund Ltd. (5)	750,000		7.7%
Citigroup Global Markets Inc., Citigroup Financial Products Inc., Citigroup Global Markets Holdings Inc., and Citigroup Inc. (6)	800,908		8.2%
AQR Capital Management, LLC (7)	768,000		7.87%
All directors and executive officers as a group (five individuals)	1,526,634		15.6%

(1)	Unless otherwise noted, the business address of each of the following is 352 Park Avenue South, 13th Floor, New York, New York 10010.

(2)	Includes a portion of the founder shares in an amount equal to 4.0% of our issued and outstanding shares issued and outstanding that are subject to forfeiture by our Sponsor in the event the last sales price of our stock does not equal or exceed $13.00 per share (as adjusted for stock splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within four years following the closing of our initial business combination.

(3)	These shares represent one hundred percent of our ordinary shares held by our Sponsor, Global Cornerstone Holdings LLC. Messrs. Dunning, Hassenfeld, Smith, Stein, Sproule, as well as Hubert Holmes, Shannon Self, Vaidyanathan Shankar, Richard Leung and Donald Totter are members of our Sponsor. Each of Messrs. Dunning and Hassenfeld beneficially own 573,658 ordinary shares of the Company. Mr. Smith beneficially owns 286,830 ordinary shares of the Company. Mr. Stein beneficially owns 57,366 ordinary shares of the Company. Mr. Sproule beneficially owns 35,122 ordinary shares of the Company. Each of Messrs. Holmes, Self and Shankar beneficially own 57,366 ordinary shares of the Company. Each of Messrs. Leung and Totter beneficially own 28,683 ordinary shares of the Company. Each member of our Sponsor disclaims beneficial ownership of the ordinary shares held by our Sponsor except to the extent of his pecuniary interest therein.

(4)	Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2012, North Pole Capital Master Fund ("North Pole") and Polar Securities Inc. (“Polar Securities”) each have shared voting power as to 970,000 ordinary shares and shared dispositive power as to 970,000 ordinary shares. Paul Sabourin serves as the Chief Investment Officer for each of North Pole and Polar Securities, each of whom have a business address of 372 Bay Street, 21st floor, Toronto, Ontario M5H 2W9, Canada.

(5)	Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2012, Brian Taylor (“Taylor”) and Pine River Capital Management L.P.(“Pine River”) each have shared voting power as to 750,000 ordinary shares and shared dispositive power as to 750,000 ordinary shares. Pine River Master Fund Ltd. (“PRMF”) (formerly Nisswa Master Fund Ltd.) has shared voting power as to 675,000 ordinary shares and shared dispositive power as to 675,000 ordinary shares. Taylor is the sole member of Pine River, and serves as a Director of PRMF. The business address for each of Taylor, Pine River and PRMF is c/o Pine River Capital Management L.P., 601 Carlson Parkway,Suite 330, Minnetonka, MN 55305.

(6)	Pursuant to a Schedule 13G filed with the SEC on February 10, 2012, Citigroup Global Markets Inc., (“CGM”) Citigroup Financial Products Inc. (“CFP”), Citigroup Global Markets Holdings Inc. (“CGM Holdings”), and Citigroup Inc. (“Citi”) have shared voting power as to 800,908 ordinary shares and shared dispositive power as to 800,908 ordinary shares. The address of each of CGM, CFP and CGM Holdings is 388 Greenwich Street, New York, NY 10013, and the address of Citi is 399 Park Avenue, New York, NY 1022.

(7)	Pursuant to a Schedule 13G filed with the SEC on February 14, 2012, AQR Capital Management, LLC (“AQR”) has shared voting power as to 768,000 ordinary shares and shared dispositive power as to 768,000 ordinary shares. AQR serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company. The address of AQR is Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In January 2011, we issued an aggregate of 2,019,512 founder shares as adjusted for $25,000, or $0.012 per share. This amount has been adjusted as we effected a forward share split in the form of a dividend effective March 9, 2011, and issued 395,983 additional shares to the Sponsor. As a result of the underwriters’ over-allotment option not being exercised for the Offering, the Sponsor forfeited an aggregate of 263,414 Founder Shares on May 5, 2011.  After giving effect to the forfeiture, the Sponsor owns 1,756,098, or 18%, of our issued and outstanding shares. In addition, 390,244 Founder Shares, or 4.0%, of our issued and outstanding shares after the Offering (“Earnout Shares”), are subject to forfeiture by the Sponsor in the event the last sales price of our shares does not equal or exceed $13.00 per share for any 20 trading days within any 30-trading day period within four years following the closing of our initial business combination. The Founder Shares are identical to the ordinary shares included in the Public Units sold in the Offering except that (i) the Founder Shares will be subject to certain transfer restrictions (as described below) and (ii) the Sponsor will agree to waive its redemption rights with respect to the Founder Shares and Public Shares it purchases in connection with the initial business combination and will also waive its redemption rights with respect to the Founder Shares if we fail to consummate an initial business combination by January 20, 2013.

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except in limited circumstances to permitted assigns) until one year after the completion of our initial business combination or earlier if the last sales price of our ordinary shares exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days from the date of consummation of our initial business combination.  In addition, notwithstanding the above, the Sponsor has agreed not to transfer, sell or assign the Founder Earnout Shares (whether to a permitted transferee or otherwise) before they are earned.

Members of the Sponsor purchased an aggregate of 3,000,000 Sponsor Warrants at $1.00 per warrant (for an aggregate purchase price of $3,000,000) in a private placement basis simultaneously with the closing of the Offering. Each Sponsor Warrant is exercisable into one ordinary share at $11.50 per share. The proceeds from the Sponsor Warrant were added to the proceeds from the Offering held in the Trust Account.  The Sponsor Warrants are identical to the warrants included in the units sold in the Offering except that the Sponsor Warrants (i) are not be redeemable by us as long as they are held by members of the Sponsor or any of their permitted transferees, (ii) are subject to certain transfer restrictions, as described below and (iii) may be exercised for cash or on a cashless basis. The Sponsor has agreed not to transfer, assign or sell any of the Sponsor Warrants including the ordinary shares issuable upon exercise of the Sponsor Warrants until 30 days after the completion of an initial business combination.

On January 24, 2011, and February 15, 2011, we issued unsecured promissory notes for $100,000 and $50,000, respectively, to our Sponsor, Global Cornerstone Holdings LLC.  The proceeds from the notes were used to fund a portion of the organizational and offering expenses owed by us to third parties.  These notes were repaid on April 20, 2011.

Each of Messrs. Dunning, Smith, Hassenfeld, Stein and Sproule is a member of Global Cornerstone Holdings LLC. Each of our officers and directors (other than our disinterested independent director) has agreed, pursuant to a written agreement with us, that until the earliest of our initial business combination, our liquidation or such time as he ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any business opportunity with an enterprise value of $100 million or more, subject to any pre-existing fiduciary or contractual obligations he might have. If any of our officers or directors (other than our disinterested independent director) becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. With the exception of Messrs. Smith and Hassenfeld, our president and our director, respectively, none of our officers or directors currently have fiduciary duties or contractual obligations that may take priority over their duties to us.

Global Cornerstone Holdings LLC, our Sponsor, an entity controlled by our officers and directors, has agreed to, from the date that our securities were first quoted on the OTCBB through the earlier of our consummation of a business combination or our liquidation, make available to us office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay our Sponsor $3,000 per month for these services (which commenced on June 1, 2011, subsequent to the April 18, 2011 initial quotation of our securities on the OTCBB). However, this arrangement is solely for our benefit and is not intended to provide our Sponsor with compensation in lieu of salary. In addition, we agreed to pay starting April 18, 2011, a management fee to our Sponsor, which will in turn be paid to our Chief Financial Officer and Executive Vice-President, Byron I. Sproule (a member of our Sponsor), payable: (i) upon consummation of the Offering, in an aggregate amount of approximately $35,000 for services performed prior to the consummation of the Offering and (ii) following the consummation of the Offering, in the amount of approximately $17,000 per month for services to be performed until the earlier of (x) the closing of our initial business combination or (y) January 20, 2013. We believe, based on rents and fees for similar services in the New York metropolitan area, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated person.

Other than the $3,000 per-month administrative fee and management fee, each paid to Global Cornerstone Holdings LLC, our Sponsor, and reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our Sponsor, officers or directors (other than Byron I. Sproule, our Chief Financial Officer and Executive Vice-President, in an amount to be determined by the board of directors, but not to exceed $350,000), or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is). The board of directors will determine whether to make a payment and the amount of such payment to be made to the Sponsor in order to compensate Mr. Sproule, upon consummation of the business combination based on a number of factors, including but not limited to Mr. Sproule's participation in structuring such business combination and its complexity. This payment is in addition to the management fee paid to our Sponsor to compensate Mr. Sproule for his day-to-day managerial responsibilities and is intended to serve as a bonus for his role in successfully consummating a business combination. Our independent directors will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts not otherwise converted into warrants (as described below) with proceeds released to us from the trust account to the extent such repayment would not reduce the per-share redemption amount receivable by shareholders to below $10.00 per share. In the event that the initial business combination does not close, or if repayment of such loaned amounts would reduce the per-share redemption amount receivable by shareholders to below $10.00 per share, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment, other than the interest on such proceeds that may be released to us for working capital purposes. Up to $425,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Sponsor warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

Director Independence

We are not required to have a majority of independent directors on our board of directors. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Upon the consummation of our business combination we intend to have a board of directors comprised of a majority of independent directors.

As of the date of this Report, our board of directors has determined that each of Messrs. Hassenfeld and Stein, members of our board of directors, are independent directors as such term is defined under the rules of the NYSE Amex and Rule 10A-3 of the Exchange Act. Although our company will not be listed on the NYSE Amex upon consummation of the Offering, we have voluntarily applied the definition of director independence used by the NYSE Amex Company Guide in making the determinations with respect to Messrs. Hassenfeld and Stein.

Item 14.  Principal Accountant Fees and Services.

During the fiscal year ended December 31, 2011, the firm of Rothstein Kass, which we refer to as Rothstein Kass, was our principal accountant. The following is a summary of fees paid or to be paid to Rothstein for services rendered.

Audit Fees. Fees paid or payable for Rothstein Kass, our independent registered public accounting firm, were $90,000 for the services it performed in connection with this report, the three Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 and our initial public offering, including review of our registration statement on Form S-1 and amendments thereto, comfort letters and consents.

Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.”  These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.  There were no fees billed for audit-related services rendered by Rothstein Kass during the last two fiscal years.

Tax Fees. We have not incurred any fees for tax services.

All other fees. There have been no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
	(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II.

	(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

	(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Ordinary Shares Certificate.(2)
4.3	Specimen Warrant Certificate (included as an exhibit in the Warrant Agreement).(1)
4.4	Warrant Agreement, dated April 15, 2011, by and between Global Cornerstone Holdings Limited and Continental Stock Transfer & Trust Company. (1)
10.1	Promissory Note, dated January 24, 2011, issued to Global Cornerstone Holdings LLC.(3)
10.2	Investment Management Trust Agreement, dated April 15, 2011, by and between Global Cornerstone Holdings Limited and Continental Stock Transfer & Trust Company. (1)
10.3	Registration Rights Agreement, dated April 15, 2011, by and among Global Cornerstone Holdings Limited and the securityholders named therein. (1)
10.4	Letter Agreement, dated as of January 31, 2011, between Global Cornerstone Holdings LLC, our Sponsor, and Registrant regarding administrative support.(3)
10.5	Promissory Note, dated February 15, 2011, issued to Global Cornerstone Holdings LLC. (4)
10.6	Letter Agreement, dated as of April 15, 2011, among the Registrant, Global Cornerstone Holdings LLC, each of the members of Global Cornerstone Holdings LLC and each of the directors and officers of the Registrant. (1)
10.7	Securities Purchase Agreement, effective as of January 25, 2011, between the Registrant and Global Cornerstone Holdings LLC.(3)
10.8	Sponsor Warrants Purchase Agreement, dated as of February 4, 2011, among the Registrant and Global Cornerstone Holdings LLC.(3)
10.9	Underwriting Agreement, dated April 15, 2011, by and between Global Cornerstone Holdings Limited and Citigroup Global Markets Inc., as representative of the underwriters. (1)
14.1	Form of Indemnity Agreement.(4)
14.2	Form of Code of Ethics.(4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on April 22, 2011.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on April 14, 2011
(3)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on February 28, 2011
(4)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on March 11, 2011
*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Cornerstone Holdings Limited

By:	/s/ James D. Dunning, Jr.
Name: James D. Dunning, Jr.
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. in the capacity and on the dates indicated.

Name	Position	Date

/s/ James D. Dunning, Jr.	Chairman of the Board of Directors	March 6, 2012
James D. Dunning, Jr.	and Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory E. Smith	President and Director	March 6, 2012
Gregory E. Smith

/s/ Byron I. Sproule	Chief Financial Officer and Executive Vice-President	March 6, 2012
Byron I. Sproule	(Principal Financial and Accounting Officer)

/s/ Alan Hassenfeld	Director	March 6, 2012
Alan Hassenfeld

/s/ Elliot Stein, Jr.	Director	March 6, 2012
Elliot Stein, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Cornerstone Holdings Limited

We have audited the accompanying balance sheet of Global Cornerstone Holdings Limited (a corporation in the development stage) (the “Company”) as of December 31, 2011, and the related statements of operations, changes in shareholders’ equity, and cash flows for the period January 13, 2011 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the period January 13, 2011 (inception) to December 31, 2011, in conformity with generally accepted accounting principles.

/s/ Rothstein Kass

Roseland, New Jersey

March 5, 2012

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

BALANCE SHEET

December 31, 2011

ASSETS:
Current assets:
Cash and cash equivalents	$485,091
Prepaid insurance	97,805
Prepaid expenses	110
Total current assets	583,006

Investments held in Trust Account	80,002,241

Total assets	$80,585,247

LIABILITIES AND SHAREHOLDERS' EQUITY:
Other liabilities:
Deferred underwriters' compensation	$2,800,000

Commitments and contingencies

Ordinary shares subject to possible redemption; 7,278,524 shares (at redemption value)	72,785,240

Shareholders' equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-
Ordinary shares, no par value; unlimited shares authorized; 9,756,098 issued and outstanding (which includes 7,278,524 shares subject to possible redemption)	5,350,558
Deficit accumulated during the development stage	(350,551)

Total shareholders' equity, net	5,000,007

Total liabilities and shareholders' equity	$80,585,247

See accompanying notes to financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

STATEMENT OF OPERATIONS

For the Period from January 13, 2011 (date of inception) to December 31, 2011

Revenue	$-
General and adminstrative expenses	352,792
Loss from Operations	(352,792)
Other Income
Interest income	2,241
Net loss attributable to ordinary shares not subject to possible redemption	$(350,551)

Weighted average number of ordinary shares outstanding, basic and diluted	7,641,374

Net loss per ordinary share, basic and diluted	$(0.05)

See accompanying notes to financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

STATEMENT OF SHAREHOLDERS’ EQUITY

For the Period from January 13, 2011 (date of inception) to December 31, 2011

			Deficit
			Accumulated
			During the	Total
	Ordinary Shares		Development	Shareholders'
	Shares	Amount	Stage	Equity

Sale of ordinary shares to Sponsor on January 25, 2011 at $0.012 per share (as adjusted to reflect a forward share split in the form of a dividend on March 9, 2011)	2,019,512	$25,000	$-	$25,000

Sale on April 20, 2011 of 8,000,000 units at $10 per unit, (including 7,278,524 shares subject to possible redemption)	8,000,000	80,000,000	-	80,000,000

Underwriters' discount and offering expenses	-	(4,889,202)	-	(4,889,202)

Sale on April 20, 2011 of 3,000,000 private placement warrants to the Sponsor at $1.00 per warrant	-	3,000,000	-	3,000,000

Proceeds subject to possible redemption of 7,278,524 ordinary shares at redemption value	-	(72,785,240)	-	(72,785,240)

Forfeiture of Sponsor Shares in connection with the underwriter's election to not exercise its over-allotment option in full	(263,414)	-	-	-

Net loss attributable to ordinary shareholders not subject to possible redemption	-	-	(350,551)	(350,551)

Balance at December 31, 2011	9,756,098	$5,350,558	$(350,551)	$5,000,007

See accompanying notes to financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

STATEMENT OF CASH FLOWS

For the Period from January 13, 2011 (date of inception) to December 31, 2011

Cash Flows from Operating Activities:
Net loss	$(350,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) attributable to changes in operating assets and liabilities
Prepaid insurance	(97,805)
Prepaid expenses	(110)
Net cash used in operating activities	(448,466)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(80,000,000)
Interest reinvested in Trust Account	(2,241)
Net cash used in investing activities	(80,002,241)

Cash Flows From Financing Activities:
Proceeds from notes payable to affiliate	150,000
Payment of notes payable to affiliate	(150,000)
Proceeds from sale of ordinary shares to Sponsor	25,000
Proceeds from public offering	80,000,000
Proceeds from issuance of Sponsor Warrants	3,000,000
Payment of offering costs	(2,089,202)

Net cash provided by financing activities	80,935,798
Increase in cash and cash equivalents	485,091
Cash and cash equivalents at beginning of the period	-
Cash and cash equivalents at end of the period	$485,091

Supplemental Schedule of Non-Cash Financing Activities:
Deferred underwriters' compensation	$2,800,000

See accompanying notes to financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Business Operations

Incorporation

Global Cornerstone Holdings Limited (the “Company”) was incorporated in the British Virgin Islands on January 13, 2011.

Sponsor

The company’s sponsor is Global Cornerstone Holdings LLC, a Delaware limited liability company (the “Sponsor”).

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of acquiring, engaging in share exchange, share reconstruction and amalgamation or contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or assets (an “Initial Business Combination”).

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 3) was declared effective April 15, 2011. On April 20, 2011, simultaneously with the closing of the Public Offering, members of the Sponsor purchased $3,000,000 of warrants in a private placement (the “Private Placement”) (see Note 4).

On April 20, 2011, an aggregate of $80,000,000 from the proceeds of the Public Offering and the Private Placement was placed in the Trust Account (discussed below).

Trust Account

The trust account (the “Trust Account”) can either be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. The funds in the Trust Account are held in the name of Global Cornerstone Holdings Limited (see Note 6).

Except for up to $800,000 of the interest income that may be released to the Company to pay any taxes and to fund the Company’s working capital requirements, and any amounts necessary to purchase up to 15% of the Company’s Public Shares (as defined in Note 3) if the Company seeks shareholder approval of its business combination, as discussed below, none of the funds held in trust will be released from the trust account until the earlier of: (i) the consummation of an Initial Business Combination by January 20, 2013, (ii) a redemption to public shareholders prior to any voluntary winding-up in the event the Company does not consummate an Initial Business Combination within the applicable period, or (iii) pursuant to any liquidation.

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

Tender Offer/Shareholder Approval  — The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable, or (ii) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less (a) taxes payable, (b) amounts released to fund working capital requirements and (c) any amounts released to the Company and used to purchase up to 15% of the Public Shares sold in the Public Offering. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval. If the Company seeks shareholder approval, it will consummate its Initial Business Combination only if a majority of the ordinary shares voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in connection with an Initial Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of the Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

Regardless of whether the Company holds a shareholder vote or a tender offer in connection with an Initial Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable, amounts released to fund working capital requirements and any amounts necessary to purchase up to 15% of the Public Shares sold in the Public Offering. As a result, such ordinary shares will be recorded at conversion/tender value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board, or FASB, ASC Topic 480, “Distinguishing Liabilities from Equity.”

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

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units to be offered in the Public Offering discussed in Note 3).

Note 2. Significant Accounting Policies

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through December 31, 2011, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

Restricted cash equivalents held in the Trust Account

The Company considers all highly-liquid investments with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at December 31, 2011 principally consist of cash in a money market account held by the Company through its Trust Account.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the year ended December 31, 2011, the effect of the 11,000,000 warrants (including 3,000,000 warrants issued to the members of the Sponsor in the Private Placement), have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share.

Redeemable Ordinary Shares

As discussed in Note 1, all of the 8,000,000 Public Shares sold as part of a Public Unit (as defined in Note 3) in the Public Offering contain a redemption feature which allows for the redemption of ordinary shares under the Company's liquidation or tender offer/shareholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Memorandum and Articles of Association provides that in no event will they redeem its Public Shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against paid-in capital.

Accordingly, at December 31, 2011, 7,278,524 of the 8,000,000 Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $10.00 at December 31, 2011).

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2011. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period ended December 31, 2011. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 3. Public Offering

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

Underwriting Agreement

The Company paid an underwriting discount of 2.0% of the public unit offering price to the underwriters at the closing of the Public Offering, with an additional fee of $2.8 million, or 3.5% of the gross Public Offering proceeds, payable upon the Company’s consummation of an Initial Business Combination. The underwriters will not be entitled to any interest accrued on the deferred discount.

Note 4. Related Party Transactions

Founder Shares — In January 2011, the Sponsor purchased 2,019,512 ordinary shares as adjusted, (the “Founder Shares”) for $25,000, or $0.012 per share. This amount has been adjusted as the Company effected a forward share split in the form of a dividend effective March 9, 2011, and issued 395,983 additional shares to the Sponsor.

Forfeiture  — As a result of the underwriters’ over-allotment option not being exercised for the Public Offering, the Sponsor forfeited an aggregate of 263,414 Founder Shares on May 5, 2011. After giving effect to the forfeitures, the Sponsor owns 1,756,098, or 18.0%, of the Company’s issued and outstanding shares.

Earnout Shares  — In addition, 390,244 Founder Shares, or 4.0%, of the Company’s currently issued and outstanding shares (“Earnout Shares”), are subject to forfeiture by the Sponsor in the event the last sales price of the Company’s shares does not equal or exceed $13.00 per share for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s Initial Business Combination.

Rights  — The Founder Shares are identical to the ordinary shares included in the Public Units being sold in the Public Offering except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (ii) the Sponsor agreed to waive its redemption rights with respect to the Founder Shares and Public Shares it purchases in connection with the Initial Business Combination and will also waive its redemption rights with respect to the Founder Shares if the Company fails to consummate an Initial Business Combination by January 20, 2013.

Voting  — If the Company seeks shareholder approval of its Initial Business Combination, the Sponsor has agreed to vote the Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Initial Business Combination.

Liquidation  — Although the Sponsor and its permitted transferees have waived their redemption rights with respect to the Founder Shares if the Company fails to consummate an Initial Business Combination by January 20, 2013, they will be entitled to such redemption rights with respect to any Public Shares they may own.

Sponsor Warrants  — Members of the Sponsor have purchased an aggregate of 3,000,000 warrants (the “Sponsor Warrants”) at $1.00 per warrant (for an aggregate purchase price of $3,000,000) from the Company on a private placement basis simultaneously with the closing of the Public Offering.

Exercise Conditions  — Each Sponsor Warrant is exercisable into one ordinary share at $11.50 per share. The proceeds from the Sponsor Warrant were added to the proceeds from the Public Offering held in the Trust Account. The Sponsor Warrants are identical to the Public Warrants except that the Sponsor Warrants (i) will not be redeemable by the Company as long as they are held by members of the Sponsor or any of their permitted transferees, (ii) are subject to certain transfer restrictions described in more detail below and (iii) may be exercised for cash or on a cashless basis.

Accounting  — Since the Company is not required to net-cash settle the Sponsor Warrants, the Sponsor Warrants are recorded at fair value and classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.

Disposition Restrictions

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except in limited circumstances to permitted assigns) until one year after the completion of its Initial Business Combination or earlier if the last sales price of the Company’s ordinary shares exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days from the date of consummation of an Initial Business Combination. In addition, notwithstanding the above, the Sponsor has agreed not to transfer, sell or assign the Earnout Shares (whether to a permitted transferee or otherwise) before they are earned. The Sponsor has agreed not to transfer, assign or sell any of the Sponsor Warrants including the ordinary shares issuable upon exercise of the Sponsor Warrants until 30 days after the completion of an Initial Business Combination.

Registration Rights

The holders of the Founder Shares, Sponsor Warrants and warrants that may be issued upon conversion of working capital loans will hold registration rights to require the Company to register a sale of any of the securities held by them pursuant to a registration rights agreement entered into in connection with the closing of the Public Offering. These shareholders are entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, these shareholders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, (A) one year after the completion of the Initial Business Combination or earlier if, subsequent to the Initial Business Combination, the last sales price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (B) when the Company consummates a liquidation, merger, share exchange or other similar transaction after the Company’s Initial Business Combination which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the Sponsor Warrants and the respective ordinary shares underlying such warrants, 30 days after the completion of the Company’s Initial Business Combination. The Company will bear the costs and expenses of filing any such registration statements.

Note 5. Other Related Party Transactions

Administrative Services

The Company pays $3,000 a month in total for office space and general and administrative services to the Sponsor. Services commenced on June 1, 2011 and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. Approximately $21,000 was incurred and paid under this agreement for the period ending December 31, 2011.

Management Fee

The Company pays a management fee of approximately $17,000 per month to the Sponsor, which in turn is paid to the Company’s Chief Financial Officer and Executive Vice-President, Byron I. Sproule (a member of the Sponsor). The fee commenced on April 18, 2011 (the date the Company’s securities were first quoted on the OTCBB) and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. Approximately $142,000 was incurred and paid under this agreement for the period ending December 31, 2011.

Notes Payable

On January 24, 2011, and February 15, 2011, the Company issued unsecured promissory notes for $100,000 and $50,000, respectively, to Global Cornerstone Holdings LLC. The proceeds from the notes were used to fund a portion of the organizational and offering expenses related to the Public Offering owed by the Company to third parties. These notes were repaid on April 20, 2011.

Note 6. Trust Account

A total of $80,000,000, which includes $77,000,000 of the net proceeds from the Public Offering and $3,000,000 from the private placement, has been placed in the Trust Account. The trust proceeds are invested in a money market fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

Note 7. Fair Value Measurement

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets as of December 31, 2011

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash and cash equivalents	$485,091	$485,091	—	—

Investments held in Trust Account	80,002,241	80,002,241	—	—

Total	$80,487,332	$80,487,332	—	—

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

Note 8. Commitment and Contingencies

The Company has committed to pay a deferred underwriters’ compensation of 3.5% of the gross proceeds to the underwriters upon the Company’s consummation of an Initial Business Combination. The deferred underwriters’ compensation of $2,800,000 is reflected in the accompanying balance sheet. The underwriters will not be entitled to any interest accrued on the deferred fee.

Note 9. Shareholders’ Equity

Ordinary Shares  — The Company has unlimited ordinary shares authorized. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. At December 31, 2011, there were 9,756,098 ordinary shares outstanding.

Preferred Shares  — The Company is authorized to issue an unlimited number of preferred shares in five different classes with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

