Form 10-Q
period 2012-03-31
Global Cornerstone Holdings Ltd
filed 2012-05-09
CIK 1511648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 8, 2012, there were 9,756,098 ordinary shares of the Company issued and outstanding.

Global cornerstone holdings limited

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS

Condensed Interim Balance Sheets	3
Condensed Interim Statements of Operations	4
Condensed Interim Statement of Shareholders’ Equity	5
Condensed Interim Statements of Cash Flows	6
Notes to Condensed Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

Overview	14
Results of Operations	14
Liquidity and Capital Resources	14
Critical Accounting Policies	15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4. CONTROLS AND PROCEDURES	16

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	16

ITEM 6. Exhibits	17
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

CONDENSED INTERIM BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$359,190	$485,091
Prepaid insurance	74,640	97,805
Prepaid expenses	-	110
Total current assets	433,830	583,006

Investments held in Trust Account	80,002,460	80,002,241

Total assets	$80,436,290	$80,585,247

LIABILITIES AND SHAREHOLDERS' EQUITY:
Other liabilities:
Deferred underwriters' compensation	$2,800,000	$2,800,000

Commitments and contingencies

Ordinary shares subject to possible redemption; 7,263,628 and 7,278,524 shares, respectively (at redemption value)	72,636,280	72,785,240

Shareholders' equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 9,756,098 issued and outstanding (which includes 7,263,628 and 7,278,524 shares subject to possible redemption, respectively)	5,499,518	5,350,558
Deficit accumulated during the development stage	(499,508)	(350,551)

Total shareholders' equity, net	5,000,010	5,000,007

Total liabilities and shareholders' equity	$80,436,290	$80,585,247

See accompanying notes to financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

		Period from	Period from
	Three Months	January 13, 2011	January 13, 2011
	Ended	(inception) through	(inception) through
	March 31, 2012	March 31, 2011	March 31, 2012

Revenue	$-	$-	$-
Formation and operating costs	-	5,074	-
General and administrative expenses	149,175	-	501,968
Loss from operations	(149,175)	(5,074)	(501,968)
Other Income
Interest income	218	-	2,460
Net loss attributable to ordinary shares not subject to possible redemption	$(148,957)	$(5,074)	$(499,508)

Weighted average number of ordinary shares outstanding, basic and diluted	9,756,098	2,019,512	8,074,797

Net loss per ordinary share, basic and diluted	$(0.02)	$(0.00)	$(0.06)

See accompanying notes to financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

CONDENSED INTERIM STATEMENT OF SHAREHOLDERS’ EQUITY

For the Period from January 13, 2011 (date of inception) to March 31, 2012

			Deficit
			Accumulated
			During the	Total
	Ordinary Shares		Development	Shareholders'
	Shares	Amount	Stage	Equity

Sale of ordinary shares to Sponsor on January 25, 2011 at $0.012 per share (as adjusted to reflect a forward share split in the form of a dividend on March 9, 2011)	2,019,512	$25,000	$-	$25,000

Sale on April 20, 2011 of 8,000,000 units at $10 per unit, (including 7,278,524 shares subject to possible redemption)	8,000,000	80,000,000	-	80,000,000

Underwriters' discount and offering expenses	-	(4,889,202)	-	(4,889,202)

Sale on April 20, 2011 of 3,000,000 private placement warrants to the Sponsor at $1.00 per warrant	-	3,000,000	-	3,000,000

Proceeds subject to possible redemption of 7,278,524 ordinary shares at redemption value	-	(72,785,240)	-	(72,785,240)

Forfeiture of Sponsor Shares in connection with the underwriter's election to not exercise its over-allotment option in full	(263,414)	-	-	-

Net loss attributable to ordinary shareholders not subject to possible redemption	-	-	(350,551)	(350,551)

Balance at December 31, 2011 (audited)	9,756,098	5,350,558	(350,551)	5,000,007

Change in proceeds subject to possible redemption to 7,263,628 ordinary shares at redemption value	-	148,960	-	148,960

Net loss attributable to ordinary shareholders not subject to possible redemption	-	-	(148,957)	(148,957)

Balance at March 31, 2012 (unaudited)	9,756,098	$5,499,518	$(499,508)	$5,000,010

See accompanying notes to financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period from	Period from
	Three Months		January 13, 2011	January 13, 2011
	Ended		(inception) through	(inception) through
	March 31, 2012		March 31, 2011	March 31, 2012

Cash Flows from Operating Activities:
Net loss	$(148,957)		$(5,074)	$(499,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) attributable to changes in operating assets and liabilities
Prepaid insurance	23,164		-	(74,640)
Prepaid expenses	110		-	-
Accrued expenses	-		5,000	-
Net cash used in operating activities	(125,683)		(74)	(574,148)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	-		-	(80,000,000)
Interest reinvested in Trust Account	(218)		-	(2,460)
Net cash used in investing activities	(218)		-	(80,002,460)

Cash Flows from Financing Activities:
Deferred offering costs	-		(124,896)	-
Proceeds from notes payable to affiliate	-		150,000	150,000
Payment of notes payable to affiliate	-		-	(150,000)
Proceeds from sale of ordinary shares to Sponsor	-		25,000	25,000
Proceeds from Public Offering	-		-	80,000,000
Proceeds from issuance of Sponsor Warrants	-		-	3,000,000
Payment of offering costs	-		-	(2,089,202)

Net cash provided by financing activities	-		50,104	80,935,798
Increase (decrease) in cash and cash equivalents	(125,901)		50,030	359,190
Cash and cash equivalents at beginning of the period	485,091		-	-
Cash and cash equivalents at end of the period	$359,190		$50,030	$359,190

Supplemental Schedule of Non-Cash Financing Activities:
Deferred underwriters' compensation		`		$2,800,000

See accompanying notes to financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Interim Financial Information

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2012 and the financial results for the three months ended March 31 2012, the period from January 13, 2011 (date of inception) to March 31, 2011 and the period from January 13, 2011 (date of inception) to March 31, 2012. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

Note 2. Organization and Business Operations

Incorporation

Global Cornerstone Holdings Limited (the “Company”) was incorporated in the British Virgin Islands on January 13, 2011.

Sponsor

The company’s sponsor is Global Cornerstone Holdings LLC, a Delaware limited liability company (the “Sponsor”).

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation or contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or assets (an “Initial Business Combination”).

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 4) was declared effective April 15, 2011. On April 20, 2011, simultaneously with the closing of the Public Offering, members of the Sponsor purchased $3,000,000 of warrants in a private placement (the “Private Placement”) (Note 5).

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

Except for up to $800,000 of the interest income that may be released to the Company to pay any taxes and to fund the Company’s working capital requirements, and any amounts necessary to purchase up to 15% of the Company’s Public Shares (as defined in Note 4) if the Company seeks shareholder approval of its business combination, as discussed below, none of the funds held in trust will be released from the Trust Account until the earlier of: (i) the consummation of an Initial Business Combination by January 20, 2013, (ii) a redemption of Public Shares prior to any voluntary winding-up in the event the Company does not consummate an Initial Business Combination within the applicable period, or (iii) pursuant to any liquidation.

Business Combination

An Initial Business Combination is subject to the following size, focus and shareholder approval provisions:

Size - The prospective target business will not have a limitation to size; however, the Company will not consummate an Initial Business Combination unless it acquires a controlling interest in a target company or is otherwise not required to register as an investment company under the Investment Company Act.

Focus  - The Company’s efforts in identifying prospective target businesses will initially not be focused on any particular business sector.

Tender Offer/Shareholder Approval  - The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable, or (ii) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less (a) taxes payable, (b) amounts released to fund working capital requirements and (c) any amounts released to the Company and used to purchase up to 15% of the Public Shares sold in the Public Offering. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval. If the Company seeks shareholder approval, it will consummate its Initial Business Combination only if a majority of the ordinary shares voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in connection with an Initial business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. In certain circumstances, the number of Public Shares the Company offers to redeem may be further limited if the terms and conditions of the Initial Business Combination require the Company to retain more than $5,000,001 in net tangible assets. In such a case, if the Company were unable to satisfy the terms and conditions of the Initial Business Combination it would not proceed with the redemption of its Public Shares or the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

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

Permitted Purchase of Public Shares  - If the Company seeks shareholder approval of its Initial Business Combination and does not conduct redemptions pursuant to the tender offer rules, prior to the Initial Business Combination, the Company’s memorandum and articles of association will permit the release to the Company from the Trust Account, amounts necessary to purchase up to 15% of the shares sold in the Public Offering. All shares so purchased by the Company will be immediately cancelled.

Liquidation

If the Company does not consummate an Initial Business Combination by January 20, 2013, the Company (i) will distribute the aggregate amount then on deposit in the Trust Account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata, to holders of Public Shares by way of redemption and (ii) intends to cease all operations except for the purposes of any winding up of its affairs. This redemption of Public Shares from the Trust Account will be done automatically by function of the Company’s memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the BVI Business Companies Act, 2004 of the British Virgin Islands.

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units to be offered in the Public Offering discussed in Note 4).

Note 3. Significant Accounting Policies

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through March 31, 2012, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering and activities relating to identifying and evaluating prospective acquisition candidates. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

Restricted cash equivalents held in the Trust Account

The Company considers all highly-liquid investments with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at March 31, 2012 and December 31, 2011 principally consist of cash in a money market account held by the Company through its Trust Account.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the three months ended March 31, 2012, the effect of the 11,000,000 warrants (including 3,000,000 warrants issued to the members of the Sponsor in the Private Placement), have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share.

Redeemable Ordinary Shares

As discussed in Note 2, all of the 8,000,000 Public Shares sold as part of a Public Unit (as defined in Note 4) in the Public Offering contain a redemption feature which allows for their redemption under the Company's liquidation or tender offer/shareholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Memorandum and Articles of Association provides that in no event will they redeem its Public Shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against paid-in capital.

Accordingly, at March 31, 2012 and December 31, 2011, 7,263,628 and 7,278,524, respectively, of the 8,000,000 Public Shares were classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $10.00 at March 31, 2012 and December 31, 2011).

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2012 or December 31, 2011. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period from January 13, 2011 (date of inception) to March 31, 2012. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Deferred Offering Costs

Deferred offering costs consist principally of legal and accounting fees incurred through the balance sheet date that are related to the Public Offering and that will be charged to capital upon the receipt of the capital raised or charged to operations if the Public Offering is not completed

Fair Value of Financial Instruments

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

Public Warrant Terms and Conditions :

Exercise Conditions  - Each Public Warrant will entitle the holder to purchase from the Company one ordinary share at an exercise price of $11.50 per share commencing on the later of: (i) 30 days after the consummation of an Initial Business Combination, or (ii) April 15, 2012, provided that the Company has an effective registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and such shares are registered or qualified under the securities laws of the state of the exercising holder. The Public Warrants expire five years from the date of the Initial Business Combination, unless earlier redeemed. The Public Warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days notice after the warrants become exercisable, only in the event that the last sale price of the Company’s ordinary shares exceeds $17.50 per share for any 20 trading days within a 30-trading day period. If the Public Warrants are redeemed by the Company, management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis.

Registration Risk  - In accordance with a warrant agreement relating to the Public Warrants, the Company will be required to use its best efforts to maintain the effectiveness of a registration statement relating to the ordinary shares which would be issued upon exercise of the Public Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holders of such Public Warrants will not be entitled to exercise such Public Warrants (except on a cashless basis under certain circumstances) and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle or cash settle the Public Warrants. Consequently, the Public Warrants may expire unexercised, unredeemed and worthless, and an investor in the Public Offering may effectively pay the full unit price solely for the ordinary shares included in the Public Units.

Accounting  — Since the Company is not required to net cash settle the Public Warrants, the Public Warrants are recorded at fair value and classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.

Underwriting Agreement

The Company paid an underwriting discount of $1.6 million, or 2.0% of the Public Unit offering price, to the underwriters at the closing of the Public Offering, with an additional fee of $2.8 million, or 3.5% of the gross Public Offering proceeds, payable upon the Company’s consummation of an Initial Business Combination. The underwriters will not be entitled to any interest accrued on the deferred discount.

Note 5. Related Party Transactions

Founder Shares - In January 2011, the Sponsor purchased 2,019,512 ordinary shares as adjusted, (the “Founder Shares”) for $25,000, or $0.012 per share. This amount has been adjusted as the Company effected a forward share split in the form of a dividend effective March 9, 2011, and issued 395,983 additional shares to the Sponsor.

Forfeiture - As a result of the underwriters’ over-allotment option not being exercised for the Public Offering, the Sponsor forfeited an aggregate of 263,414 Founder Shares on May 5, 2011. After giving effect to the forfeitures, the Sponsor owns 1,756,098, or 18.0%, of the Company’s issued and outstanding shares.

Earnout Shares  - 390,244 Founder Shares, or 4.0%, of the Company’s currently issued and outstanding shares (“Earnout Shares”), are subject to forfeiture by the Sponsor in the event the last sales price of the Company’s shares does not equal or exceed $13.00 per share for any 20 trading days within any 30-trading day period within four years following the closing of the Company’s Initial Business Combination.

Rights - The Founder Shares are identical to the Public Shares except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (ii) the Sponsor agreed to waive its redemption rights with respect to (A) the Founder Shares and any Public Shares it owns, in connection with the Initial Business Combination and (B) Founder Share if the Company fails to consummate an Initial Business Combination by January 20, 2013.

Voting - If the Company seeks shareholder approval of its Initial Business Combination, the Sponsor has agreed to vote the Founder Shares and any Public Shares it has purchased in favor of the Initial Business Combination.

Liquidation - Although the Sponsor has waived and its permitted transferees must waive, their redemption rights with respect to the Founder Shares if the Company fails to consummate an Initial Business Combination by January 20, 2013, they will be entitled to such redemption rights with respect to any Public Shares they may own.

Sponsor Warrants - Members of the Sponsor have purchased an aggregate of 3,000,000 warrants (the “Sponsor Warrants”) at $1.00 per warrant (for an aggregate purchase price of $3,000,000) from the Company on a private placement basis simultaneously with the closing of the Public Offering.

Exercise Conditions - Each Sponsor Warrant is exercisable for one ordinary share at $11.50 per share. The Sponsor Warrants are identical to the Public Warrants except that the Sponsor Warrants (i) are not be redeemable by the Company as long as they are held by members of the Sponsor or any of their permitted transferees, (ii) are subject to certain transfer restrictions described in more detail below and (iii) may be exercised for cash or on a cashless basis.

Accounting - Since the Company is not required to net-cash settle the Sponsor Warrants, the Sponsor Warrants are recorded at fair value and classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.

Transfer Restrictions

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except in limited circumstances to permitted transferees) until one year after the completion of the Initial Business Combination or earlier if the last sales price of the Company’s ordinary shares exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days from the date of consummation of an Initial Business Combination. In addition, notwithstanding the above, the Sponsor has agreed not to transfer, sell or assign the Earnout Shares (whether to a permitted transferee or otherwise) before they are earned. The Sponsor has agreed not to transfer, assign or sell any of the Sponsor Warrants including the ordinary shares issuable upon exercise of the Sponsor Warrants until 30 days after the completion of an Initial Business Combination.

Registration Rights

The holders of the Founder Shares, Sponsor Warrants and warrants that may be issued upon conversion of working capital loans hold registration rights to require the Company to register a sale of any of the securities held by them pursuant to a registration rights agreement entered into in connection with the Public Offering. These shareholders are entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, these shareholders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, (A) one year after the completion of the Initial Business Combination or earlier if, subsequent to the Initial Business Combination, the last sales price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (B) when the Company consummates a liquidation, merger, share exchange or other similar transaction after the Company’s Initial Business Combination which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the Sponsor Warrants and the respective ordinary shares underlying such warrants, 30 days after the completion of the Company’s Initial Business Combination. The Company will bear the costs and expenses of filing any such registration statements.

Note 6. Other Related Party Transactions

Administrative Services

The Company pays $3,000 a month in total for office space and general and administrative services to the Sponsor. Services commenced on June 1, 2011 and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. Approximately $9,000, $0 and $21,000 was incurred and paid under this agreement for the three months ended March 31, 2012, the period from January 13, 2011 (inception) to March 31, 2011 and the period from January 13, 2011 (inception) to March 31, 2012, respectively.

Management Fee

The Company pays a management fee of approximately $17,000 per month to the Sponsor, which in turn is paid to the Company’s Chief Financial Officer and Executive Vice-President, Byron I. Sproule (a member of the Sponsor). The fee commenced on April 18, 2011 (the date the Company’s securities were first quoted on the OTCBB) and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. Approximately $51,000, $0 and $142,000 was incurred and paid under this agreement for the three months ended March 31, 2012, the period from January 13, 2011 (inception) to March 31, 2011 and the period from January 13, 2011 (inception) to March 31, 2012, respectively.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets as of March 31, 2012

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	March 31,	Active Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash and cash equivalents	$359,190	$359,190	—	—

Investments held in Trust Account	80,002,460	80,002,460	—	—

Total	$80,361,650	$80,361,650	—	—

Fair Value of Financial Assets as of December 31, 2011

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets:

Cash and cash equivalents	$485,091	$485,091	—	—

Investments held in Trust Account	80,002,241	80,002,241	—	—

Total	$80,487,332	$80,487,332	—	—

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

Note 9. Commitment and Contingencies

The Company has committed to pay a deferred underwriters’ compensation of $2,800,000, or 3.5% of the gross Public Offering proceeds, to the underwriters upon the Company’s consummation of an Initial Business Combination. This deferred underwriters’ compensation is reflected in the accompanying balance sheet. The underwriters will not be entitled to any interest accrued on such deferred compensation.

Note 10. Shareholders’ Equity

Ordinary Shares - The Company has unlimited ordinary shares authorized. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. At March 31, 2012 and December 31, 2011, there were 9,756,098 ordinary shares outstanding.

Preferred Shares - The Company is authorized to issue an unlimited number of preferred shares in five different classes with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares have been issued.

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

Overview

We are a blank check company incorporated as a British Virgin Islands business company with limited liability (meaning the public shareholders have no liability, as members of the Company, for the liabilities of the Company). We were formed on January 13, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”). We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating an Initial Business Combination, except that we will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our management team to identify, acquire and operate a business located primarily in Asia, Europe or the United States, although we may pursue acquisition opportunities in other geographic regions. In addition, we will not effect a business combination with another blank check company or a similar company with nominal operations.

Results of Operations

Through March 31, 2012, our efforts were limited to organizational activities, activities relating to our initial Public Offering (“Public Offering”) and activities relating to identifying and evaluating prospective acquisition candidates. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of March 31, 2012, approximately $80,002,460 was held in the Trust Account (including $2.8 million of deferred underwriting discounts and commissions, $3.0 million from the sale of the Sponsor Warrants and approximately $2,460 in accrued interest) and we had cash outside of the Trust Account of $359,190. Up to $800,000 in interest income on the balance of the Trust Account (net of taxes payable) may be available to us to fund our working capital requirements. The current low interest rate environment may make it more difficult for us to have sufficient funds available to structure, negotiate or close our initial business combination. Through March 31, 2012, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Offering in the event of a business combination.

For the period from January 13, 2011 through March 31, 2012, we had a net loss of $499,508 and earned $2,460 in interest income.  All of our funds in the Trust Account are invested in a fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

Liquidity and Capital Resources

On April 20, 2011, we consummated our Public Offering of 8,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our Public Offering, we consummated the private sale of 3,000,000 warrants (the “Sponsor Warrants”) to Global Cornerstone Holdings LLC (our “Sponsor”) for $3.0 million. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of approximately $80.775 million, net of the non-deferred portion of the underwriting commissions of $1.6 million and offering costs and other expenses of approximately $625,000. For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the interim financial statements included in Part I, Item 1 of this Report. As of March 31, 2012, we had cash of $359,190.

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

For the period from April 20, 2011 (consummation of our IPO) through March 31, 2012, we disbursed an aggregate of approximately $415,000 out of the proceeds of our Public Offering not held in trust, for expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than (i) a monthly administrative services fee of $3,000 payable to Global Cornerstone Holdings LLC, our Sponsor, for office space, secretarial and administrative services and (ii) a monthly management fee of approximately $17,000 payable to our Sponsor, which is then paid to our Chief Financial Officer and Executive Vice-President, Byron I. Sproule (a member of our Sponsor).

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

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through March 31, 2012, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering, activities relating to identifying and evaluating prospective acquisition candidates. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

Redeemable Ordinary Shares

As discussed in Note 2, all of the 8,000,000 Public Shares contain a redemption feature which allows for their redemption under the Company's liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Memorandum and Articles of Association provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against paid-in capital.

Accordingly, at March 31, 2012, 7,263,628 of the 8,000,000 public shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable (approximately $10.00 at March 31, 2012).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in the British Virgin Islands on January 13, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at March 31, 2012 and have not yet commenced any operations. All activity through March 31, 2012 relates to our formation, our initial public offering, our activities related to identifying and evaluating prospective acquisition candidates. We did not have any financial instruments that were exposed to market risks at March 31, 2012.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Global Cornerstone Holdings Limited

Dated: May 9, 2012	/s/ James D. Dunning, Jr.
James D. Dunning, Jr. Chief Executive Officer (Principal executive officer)

Dated: May 9, 2012	/s/ Byron Sproule
Byron Sproule Chief Financial Officer and Executive Vice President (Principal financial and accounting officer)

