Form 10-Q
period 2012-06-30
Global Cornerstone Holdings Ltd
filed 2012-08-14
CIK 1511648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 14, 2012, there were 9,756,098 ordinary shares of the Company issued and outstanding.

Global cornerstone holdings limited

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS	3

Condensed Interim Balance Sheets	3
Condensed Interim Statements of Operations	4
Condensed Interim Statement of Shareholders’ Equity	5
Condensed Interim Statements of Cash Flows	6
Notes to Condensed Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

Overview	14
Results of Operations	14
Liquidity and Capital Resources	14
Critical Accounting Policies	15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4. CONTROLS AND PROCEDURES	16

PART II. OTHER INFORMATION	16

ITEM 1A. RISK FACTORS	16

ITEM 6. Exhibits	17
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS

GLOBAL CORNERSTONE HOLDINGS LIMITED

(A Corporation in the Development Stage)

CONDENSED INTERIM BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS:

Current assets:
Cash and cash equivalents	$233,841	$485,091
Prepaid insurance	51,476	97,805
Prepaid expenses	-	110
Total current assets	285,317	583,006

Investments held in Trust Account	80,002,678	80,002,241

Total assets	$80,287,995	$80,585,247

LIABILITIES AND SHAREHOLDERS' EQUITY:

Other liabilities:
Deferred underwriters' compensation	$2,800,000	$2,800,000

Commitments and contingencies

Ordinary shares subject to possible redemption; 7,248,799 and 7,278,524 shares, respectively (at redemption value)	72,487,990	72,785,240

Shareholders' equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 2,507,299 and 2,477,574 shares issued and oustanding (excludes 7,248,799 and 7,278,524 shares subject to possible redemption, respectively)	5,647,808	5,350,558
Deficit accumulated during the development stage	(647,803)	(350,551)

Total shareholders' equity, net	5,000,005	5,000,007

Total liabilities and shareholders' equity	$80,287,995	$80,585,247

See accompanying notes to condensed interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED

(A Corporation in the Development Stage)

CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

				Period from	Period from
			Six Months	January 13, 2011	January 13, 2011
	Three Months Ended		Ended	(inception) through	(inception) through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenue	$-	$-	$-	$-	$-
General and administrative expenses	148,513	83,573	297,689	88,647	650,481
Loss from operations	(148,513)	(83,573)	(297,689)	(88,647)	(650,481)
Other Income
Interest income	218	1,044	437	1,044	2,678
Net loss attributable to ordinary shares not subject to possible redemption	$(148,295)	$(82,529)	$(297,252)	$(87,603)	$(647,803)

Weighted average number of ordinary shares outstanding, basic and diluted	2,492,470	2,397,693	2,485,022	2,223,148	2,392,949

Net loss per ordinary share, basic and diluted	$(0.06)	$(0.03)	$(0.12)	$(0.04)	$(0.27)

See accompanying notes to condensed interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED

(A Corporation in the Development Stage)

CONDENSED INTERIM STATEMENT OF SHAREHOLDERS’ EQUITY

For the Period from January 13, 2011 (date of inception) to June 30, 2012

			Deficit
			Accumulated
			During the	Total
	Ordinary Shares		Development	Shareholders'
	Shares	Amount	Stage	Equity

Sale of ordinary shares to Sponsor on January 25, 2011 at $0.012 per share (as adjusted to reflect a forward share split in the form of a dividend on March 9, 2011)	2,019,512	$25,000	$-	$25,000

Sale on April 20, 2011 of 8,000,000 units at $10 per unit, (including 7,278,524 shares subject to possible redemption)	8,000,000	80,000,000	-	80,000,000

Underwriters' discount and offering expenses	-	(4,889,202)	-	(4,889,202)

Sale on April 20, 2011 of 3,000,000 private placement warrants to the Sponsor at $1.00 per warrant	-	3,000,000	-	3,000,000

Proceeds subject to possible redemption of 7,278,524 ordinary shares at redemption value	(7,278,524)	(72,785,240)	-	(72,785,240)

Forfeiture of Sponsor Shares in connection with the underwriter's election to not exercise its over-allotment option in full	(263,414)	-	-	-

Net loss attributable to ordinary shareholders not subject to possible redemption	-	-	(350,551)	(350,551)

Balance at December 31, 2011 (audited)	2,477,574	5,350,558	(350,551)	5,000,007

Change in proceeds subject to possible redemption to 7,248,799 ordinary shares at redemption value	29,725	297,250	-	297,250

Net loss attributable to ordinary shareholders not subject to possible redemption	-	-	(297,252)	(297,252)

Balance at June 30, 2012 (unaudited)	2,507,299	$5,647,808	$(647,803)	$5,000,005

See accompanying notes to condensed interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED

(A Corporation in the Development Stage)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

		Period from	Period from
	Six Months	January 13, 2011	January 13, 2011
	Ended	(inception) through	(inception) through
	June 30, 2012	June 30, 2011	June 30, 2012

Cash Flows from Operating Activities:
Net loss	$(297,252)	$(87,603)	$(647,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) attributable to changes in operating assets and liabilities
Prepaid insurance	46,329	(144,134)	(51,476)
Prepaid expenses	110	(2,364)	-
Net cash used in operating activities	(250,813)	(234,101)	(699,279)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	-	(80,000,000)	(80,000,000)
Interest reinvested in Trust Account	(437)	(1,044)	(2,678)
Net cash used in investing activities	(437)	(80,001,044)	(80,002,678)

Cash Flows from Financing Activities:
Proceeds from notes payable to affiliate	-	150,000	150,000
Payment of notes payable to affiliate	-	(150,000)	(150,000)
Proceeds from sale of ordinary shares to Sponsor	-	25,000	25,000
Proceeds from Public Offering	-	80,000,000	80,000,000
Proceeds from issuance of Sponsor Warrants	-	3,000,000	3,000,000
Payment of offering costs	-	(2,089,202)	(2,089,202)

Net cash provided by financing activities	-	80,935,798	80,935,798

Increase (decrease) in cash and cash equivalents	(251,250)	700,653	233,841
Cash and cash equivalents at beginning of the period	485,091	-	-
Cash and cash equivalents at end of the period	$233,841	$700,653	$233,841

Supplemental Schedule of Non-Cash Financing Activities:
Deferred underwriters' compensation	$2,800,000	$2,800,000	$2,800,000

See accompanying notes to condensed interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED

(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Note 1. Condensed Interim Financial Information

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2012 and the financial results for the three months and six months ended June 30, 2012, the three months ended June 30, 2011, the period from January 13, 2011 (date of inception) to June 30, 2011, and the period from January 13, 2011 (date of inception) to June 30, 2012. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

Liquidation and Going Concern

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

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustment has been made in the condensed interim financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

Note 3. Significant Accounting Policies

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through June 30, 2012, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering and activities relating to identifying and evaluating prospective acquisition candidates. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

Restricted cash equivalents held in the Trust Account

The Company considers all highly-liquid investments with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at June 30, 2012 and December 31, 2011 principally consist of cash in a money market account held by the Company through its Trust Account.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the three and six months ended June 30, 2012, the effect of the 11,000,000 warrants (including 3,000,000 warrants issued to the members of the Sponsor in the Private Placement), have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share.

Reclassifications

Certain reclassifications have been made to amounts previously reported for 2011 to conform with the 2012 presentation. Such reclassifications have no effect on previously reported net loss.

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

Accordingly, at June 30, 2012 and December 31, 2011, 7,248,799 and 7,278,524, respectively, of the 8,000,000 Public Shares were classified outside of permanent equity at their redemption value. The redemption value (approximately $10.00 per share at June 30, 2012 and December 31, 2011) is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2012 or December 31, 2011. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period from January 13, 2011 (date of inception) to June 30, 2012. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 5. Related Party Transactions

Founder Shares - On January 25, 2011, the Sponsor purchased 2,019,512 ordinary shares as adjusted, (the “Founder Shares”) for $25,000, or $0.012 per share. This amount has been adjusted as the Company effected a forward share split in the form of a dividend effective March 9, 2011, and issued 395,983 additional shares to the Sponsor.

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

Note 6. Other Related Party Transactions

Administrative Services

The Company pays $3,000 a month in total for office space and general and administrative services to the Sponsor. Services commenced on June 1, 2011 and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. Approximately $9,000, $18,000, $3,000, $3,000 and $39,000 was incurred and paid under this agreement for the three and six months ended June 30, 2012, the three months ended June 30, 2011, the period from January 13, 2011 (inception) to June 30, 2011, respectively and the period from January 13, 2011 (inception) to June 30, 2012, respectively.

Management Fee

The Company pays a management fee of approximately $17,000 per month to the Sponsor, which in turn is paid to the Company’s Chief Financial Officer and Executive Vice-President, Byron I. Sproule (a member of the Sponsor). The fee commenced on April 18, 2011 (the date the Company’s securities were first quoted on the OTCBB) and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. Approximately $51,000, $102,000, $42,500, $42,500 and $240,000 was incurred and paid under this agreement for the three and six months ended June 30, 2012, the three months ended June 30, 2011, the period from January 13, 2011 (inception) to June 30, 2011 and the period from January 13, 2011 (inception) to June 30, 2012, respectively.

Notes Payable

On January 24, 2011, and February 15, 2011, the Company issued unsecured promissory notes for $100,000 and $50,000, respectively, to Global Cornerstone Holdings LLC. The proceeds from the notes were used to fund a portion of the organizational and offering expenses related to the Public Offering owed by the Company to third parties. These notes were repaid on April 20, 2011.

Note 7. Trust Account

A total of $80,000,000, which includes $77,000,000 of the net proceeds from the Public Offering and $3,000,000 from the sale of the Sponsor Warrants, has been placed in the Trust Account. The trust proceeds are invested in a money market fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

Note 8. Fair Value Measurement

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets as of June 30, 2012

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$233,841	$233,841	—	—
Investments held in Trust Account	80,002,678	80,002,678	—	—
Total	$80,236,519	$80,236,519	—	—

Fair Value of Financial Assets as of December 31, 2011

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$485,091	$485,091	—	—
Investments held in Trust Account	80,002,241	80,002,241	—	—
Total	$80,487,332	$80,487,332	—	—

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

Note 9. Commitment and Contingencies

The Company has committed to pay a deferred underwriters’ compensation of $2,800,000, or 3.5% of the gross Public Offering proceeds, to the underwriters upon the Company’s consummation of an Initial Business Combination. This deferred underwriters’ compensation is reflected in the accompanying condensed interim balance sheets. The underwriters will not be entitled to any interest accrued on such deferred compensation.

Note 10. Shareholders’ Equity

Ordinary Shares - The Company has unlimited ordinary shares authorized. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. At June 30, 2012 and December 31, 2011, there were 2,507,299 and 2,477,574 ordinary shares outstanding, respectively. Ordinary shares outstanding at June 30, 2012 and December 31, 2011 excludes 7,248,799 and 7,278,524 ordinary shares subject to possible redemption, respectively.

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

Results of Operations

Through June 30, 2012, our efforts were limited to organizational activities, activities relating to our initial Public Offering (“Public Offering”) and activities relating to identifying and evaluating prospective acquisition candidates. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of June 30, 2012, approximately $80,002,678 was held in the Trust Account (including $2.8 million of deferred underwriting discounts and commissions, $3.0 million from the sale of the Sponsor Warrants and approximately $2,678 in accrued interest) and we had cash outside of the Trust Account of $233,841. Up to $800,000 in interest income on the balance of the Trust Account (net of taxes payable) may be available to us to fund our working capital requirements. The current low interest rate environment may make it more difficult for us to have sufficient funds available to structure, negotiate or close our initial business combination. Through June 30, 2012, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Offering in the event of a business combination.

For the period from January 13, 2011(date of inception) through June 30, 2012, we had a net loss of $647,803 and earned $2,678 in interest income.  All of our funds in the Trust Account are invested in a fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

Liquidity and Capital Resources

On April 20, 2011, we consummated our Public Offering of 8,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our Public Offering, we consummated the private sale of 3,000,000 warrants (the “Sponsor Warrants”) to Global Cornerstone Holdings LLC (our “Sponsor”) for $3.0 million. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of approximately $80.775 million, net of the non-deferred portion of the underwriting commissions of $1.6 million and offering costs and other expenses of approximately $625,000. For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the interim financial statements included in Part I, Item 1 of this Report. As of June 30, 2012, we had cash of $233,841.

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

For the period from April 20, 2011 (consummation of our IPO) through June 30, 2012, we disbursed an aggregate of approximately $540,000 out of the proceeds of our Public Offering not held in trust, for expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.

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

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through June 30, 2012, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering, activities relating to identifying and evaluating prospective acquisition candidates. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

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

Accordingly, at June 30, 2012, 7,248,799 of the 8,000,000 public shares are classified outside of permanent equity at their redemption value. The redemption value (approximately $10.00 per share at June 30, 2012) is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable ).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in the British Virgin Islands on January 13, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at June 30, 2012 and have not yet commenced any operations. All activity through June 30, 2012 relates to our formation, our initial public offering, our activities related to identifying and evaluating prospective acquisition candidates. We did not have any financial instruments that were exposed to market risks at June 30, 2012.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Global Cornerstone Holdings Limited

Dated: August 14, 2012	/s/ James D. Dunning, Jr.
James D. Dunning, Jr.
Chief Executive Officer
(Principal executive officer)

Dated: August 14, 2012	/s/ Byron Sproule
Byron Sproule
Chief Financial Officer and Executive Vice President
(Principal financial and accounting officer)

