Form 10-Q
period 2012-09-30
Global Cornerstone Holdings Ltd
filed 2012-11-14
CIK 1511648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 14, 2012, there were 9,756,098 ordinary shares of the Company issued and outstanding.

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
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS

GLOBAL CORNERSTONE HOLDINGS LIMITED

(A Corporation in the Development Stage)

CONDENSED INTERIM BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$126,039	$485,091
Prepaid insurance	28,312	97,805
Prepaid expenses	-	110
Total current assets	154,351	583,006

Investments held in Trust Account	80,002,899	80,002,241

Total assets	$80,157,250	$80,585,247

LIABILITIES AND SHAREHOLDERS' EQUITY:
Other liabilities:
Deferred underwriters' compensation	$2,800,000	$2,800,000

Commitments and contingencies

Ordinary shares subject to possible redemption; 7,235,724 and 7,278,524 shares, respectively (at redemption value)	72,357,240	72,785,240

Shareholders' equity:
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 2,520,374 and 2,477,574 shares issued and oustanding (excludes 7,235,724 and 7,278,524 shares subject to possible redemption, respectively)	5,778,558	5,350,558
Deficit accumulated during the development stage	(778,548)	(350,551)

Total shareholders' equity, net	5,000,010	5,000,007

Total liabilities and shareholders' equity	$80,157,250	$80,585,247

See accompanying notes to condensed interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED

(A Corporation in the Development Stage)

CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

				Period from	Period from
			Nine Months	January 13, 2011	January 13, 2011
	Three Months Ended		Ended	(inception) through	(inception) through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Revenue	$-	$-	$-	$-	$-
General and administrative expenses	130,966	132,102	428,655	220,749	781,447
Loss from operations	(130,966)	(132,102)	(428,655)	(220,749)	(781,447)
Other Income
Interest income	221	976	658	2,020	2,899
Net loss attributable to ordinary shares not subject to possible redemption	$(130,745)	$(131,126)	$(427,997)	$(218,729)	$(778,548)

Weighted average number of ordinary shares outstanding (excludes shares subject to possible redemption), basic and diluted	2,507,299	2,816,683	2,492,502	2,300,507	2,409,728

Net loss per ordinary share, basic and diluted	$(0.05)	$(0.05)	$(0.17)	$(0.10)	$(0.32)

See accompanying notes to condensed interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED

(A Corporation in the Development Stage)

CONDENSED INTERIM STATEMENT OF SHAREHOLDERS’ EQUITY

For the Period from January 13, 2011 (date of inception) to September 30, 2012

			Deficit
			Accumulated
			During the	Total
	Ordinary Shares		Development	Shareholders'
	Shares	Amount	Stage	Equity

Sale of ordinary shares to Sponsor on January 25, 2011 at $0.012 per share (as adjusted to reflect a forward share split in the form of a dividend on March 9, 2011)	2,019,512	$25,000	$-	$25,000

Sale on April 20, 2011 of 8,000,000 units at $10 per unit, (including 7,278,524 shares subject to possible redemption)	8,000,000	80,000,000	-	80,000,000

Underwriters' discount and offering expenses	-	(4,889,202)	-	(4,889,202)

Sale on April 20, 2011 of 3,000,000 private placement warrants to the Sponsor at $1.00 per warrant	-	3,000,000	-	3,000,000

Proceeds subject to possible redemption of 7,278,524 ordinary shares at redemption value	(7,278,524)	(72,785,240)	-	(72,785,240)

Forfeiture of Sponsor Shares in connection with the underwriter's election to not exercise its over-allotment option in full	(263,414)	-	-	-

Net loss attributable to ordinary shareholders not subject to possible redemption	-	-	(350,551)	(350,551)

Balance at December 31, 2011 (audited)	2,477,574	5,350,558	(350,551)	5,000,007

Change in shares subject to possible redemption to 7,235,724 ordinary shares at redemption value	42,800	428,000	-	428,000

Net loss attributable to ordinary shareholders not subject to possible redemption	-	-	(427,997)	(427,997)

Balance at September 30, 2012 (unaudited)	2,520,374	$5,778,558	$(778,548)	$5,000,010

See accompanying notes to condensed interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED

(A Corporation in the Development Stage)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

		Period from	Period from
	Nine Months	January 13, 2011	January 13, 2011
	Ended	(inception) through	(inception) through
	September 30, 2012	September 30, 2011	September 30, 2012

Cash Flows from Operating Activities:
Net loss	$(427,997)	$(218,729)	$(778,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) attributable to changes in operating assets and liabilities
Prepaid insurance	69,493	(120,969)	(28,312)
Prepaid expenses	110	(1,283)	-
Accounts payable	-	9,500	-
Net cash used in operating activities	(358,394)	(331,480)	(806,860)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	-	(80,000,000)	(80,000,000)
Interest reinvested in Trust Account	(658)	(2,020)	(2,899)
Net cash used in investing activities	(658)	(80,002,020)	(80,002,899)

Cash Flows from Financing Activities:
Proceeds from notes payable to affiliate	-	150,000	150,000
Payment of notes payable to affiliate	-	(150,000)	(150,000)
Proceeds from sale of ordinary shares to Sponsor	-	25,000	25,000
Proceeds from Public Offering	-	80,000,000	80,000,000
Proceeds from issuance of Sponsor Warrants	-	3,000,000	3,000,000
Payment of offering costs	-	(2,089,202)	(2,089,202)

Net cash provided by financing activities	-	80,935,798	80,935,798
Increase (decrease) in cash and cash equivalents	(359,052)	602,297	126,039
Cash and cash equivalents at beginning of the period	485,091	-	-
Cash and cash equivalents at end of the period	$126,039	$602,297	$126,039

Supplemental Schedule of Non-Cash Financing Activities:
Deferred underwriters' compensation	$-	$2,800,000	$2,800,000

See accompanying notes to condensed interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED

(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Note 1. Condensed Interim Financial Information

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2012 and the financial results for the three months and nine months ended September 30, 2012, the three months ended September 30, 2011, the period from January 13, 2011 (date of inception) to September 30, 2011, and the period from January 13, 2011 (date of inception) to September 30, 2012. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

Note 3. Significant Accounting Policies

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through September 30, 2012, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering and activities relating to identifying and evaluating prospective acquisition candidates. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

Restricted cash equivalents held in the Trust Account

The Company considers all highly-liquid investments with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at September 30, 2012 and December 31, 2011 principally consist of cash in a money market account held by the Company through its Trust Account.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period (which excludes shares subject to possible redemption) in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the three and nine months ended September 30, 2012, the effect of the 11,000,000 warrants (including 3,000,000 warrants issued to the members of the Sponsor in the Private Placement), have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share.

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

Accordingly, at September 30, 2012 and December 31, 2011, 7,235,724 and 7,278,524, respectively, of the 8,000,000 Public Shares were classified outside of permanent equity at their redemption value. The redemption value (approximately $10.00 per share at September 30, 2012 and December 31, 2011) is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable.

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

Income Taxes

Under the laws of the British Virgin Islands, the Company is generally not subject to income taxes. Accordingly, no provision for income taxes has been made in the accompanying condensed interim financial statements.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that increases ending deficit accumulated during the development stage. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2012 or December 31, 2011. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period from January 13, 2011 (date of inception) to September 30, 2012. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Deferred Offering Costs

Deferred offering costs consist principally of legal and accounting fees incurred through the condensed interim balance sheet date that are related to the Public Offering and that will be charged to capital upon the receipt of the capital raised or charged to operations if the Public Offering is not completed

Fair Value of Financial Instruments

Unless otherwise disclosed, the fair values of financial instruments, including cash, cash equivalents and the note payable to related party, approximate their carrying amount due primarily to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed interim financial statements.

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

Accounting  — Since the Company is not required to net cash settle the Public Warrants, the Public Warrants were recorded at fair value and classified within shareholders’ equity upon their issuance in accordance with FASB ASC 815-40.

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

Accounting - Since the Company is not required to net-cash settle the Sponsor Warrants, the Sponsor Warrants were recorded at fair value and classified within shareholders’ equity upon their issuance in accordance with FASB ASC 815-40.

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

Note 6. Other Related Party Transactions

Administrative Services

The Company pays $3,000 a month in total for office space and general and administrative services to the Sponsor. Services commenced on June 1, 2011 and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. Approximately $9,000, $27,000, $9,000, $12,000 and $48,000 was incurred and paid under this agreement for the three and nine months ended September 30, 2012, the three months ended September 30, 2011, the period from January 13, 2011 (inception) to September 30, 2011 and the period from January 13, 2011 (inception) to September 30, 2012, respectively.

Management Fee

The Company pays a management fee of approximately $17,000 per month to the Sponsor, which in turn is paid to the Company’s Chief Financial Officer and Executive Vice-President, Byron I. Sproule (a member of the Sponsor). The fee commenced on April 18, 2011 (the date the Company’s securities were first quoted on the OTCBB) and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. Approximately $51,000, $153,000, $51,000, $93,500 and $289,000 was incurred and paid under this agreement for the three and nine months ended September 30, 2012, the three months ended September 30, 2011, the period from January 13, 2011 (inception) to September 30, 2011 and the period from January 13, 2011 (inception) to September 30, 2012, respectively.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets as of September 30, 2012

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash and cash equivalents	$126,039	$126,039	—	—

Investments held in Trust Account	80,002,899	80,002,899	—	—

Total	$80,128,938	$80,128,938	—	—

Fair Value of Financial Assets as of December 31, 2011

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash and cash equivalents	$485,091	$485,091	—	—

Investments held in Trust Account	80,002,241	80,002,241	—	—

Total	$80,487,332	$80,487,332	—	—

The fair values of the Company’s cash and cash equivalents and investments held in the Trust Account are determined through market, observable and corroborated sources.

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

Note 10. Shareholders’ Equity

Ordinary Shares - The Company has unlimited ordinary shares authorized. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. At September 30, 2012 and December 31, 2011, there were 2,520,374 and 2,477,574 ordinary shares outstanding, respectively. Ordinary shares outstanding at September 30, 2012 and December 31, 2011 excludes 7,235,724 and 7,278,524 ordinary shares subject to possible redemption, respectively.

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

Results of Operations

Through September 30, 2012, our efforts were limited to organizational activities, activities relating to our initial Public Offering (“Public Offering”) and activities relating to identifying and evaluating prospective acquisition candidates. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of September 30, 2012, approximately $80,002,899 was held in the Trust Account (including $2.8 million of deferred underwriting discounts and commissions, $3.0 million from the sale of the Sponsor Warrants and approximately $2,899 in accrued interest) and we had cash outside of the Trust Account of $126,039. Up to $800,000 in interest income on the balance of the Trust Account (net of taxes payable) may be available to us to fund our working capital requirements. The current low interest rate environment may make it more difficult for us to have sufficient funds available to structure, negotiate or close our initial business combination. Through September 30, 2012, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our Offering in the event of a business combination.

For the period from January 13, 2011(date of inception) through September 30, 2012, we had a net loss of $778,548 and earned $2,899 in interest income.  All of our funds in the Trust Account are invested in a fund which invests exclusively in U.S. Treasuries and meets certain conditions under Rule 2a-7 under the Investment Company Act.

Liquidity and Capital Resources

On April 20, 2011, we consummated our Public Offering of 8,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our Public Offering, we consummated the private sale of 3,000,000 warrants (the “Sponsor Warrants”) to Global Cornerstone Holdings LLC (our “Sponsor”) for $3.0 million. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of approximately $80.775 million, net of the non-deferred portion of the underwriting commissions of $1.6 million and offering costs and other expenses of approximately $625,000. For a description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the interim financial statements included in Part I, Item 1 of this Report. As of September 30, 2012, we had cash of $126,039.

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

For the period from April 20, 2011 (consummation of our IPO) through September 30, 2012, we disbursed an aggregate of approximately $648,000 out of the proceeds of our Public Offering not held in trust, for expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.

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

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through September 30, 2012, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering, activities relating to identifying and evaluating prospective acquisition candidates. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

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

Accordingly, at September 30, 2012, 7,235,724 of the 8,000,000 public shares are classified outside of permanent equity at their redemption value. The redemption value (approximately $10.00 per share at September 30, 2012) is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable ).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in the British Virgin Islands on January 13, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at September 30, 2012 and have not yet commenced any operations. All activity through September 30, 2012 relates to our formation, our initial public offering, our activities related to identifying and evaluating prospective acquisition candidates. We did not have any financial instruments that were exposed to market risks at September 30, 2012.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Global Cornerstone Holdings Limited

Dated: November 14, 2012	/s/ James D. Dunning, Jr.
James D. Dunning, Jr.
Chief Executive Officer
(Principal executive officer)

Dated: November 14, 2012	/s/ Byron Sproule
Byron Sproule
Chief Financial Officer and Executive Vice President
(Principal financial and accounting officer)

