Form 10-K
period 2012-12-31
Global Cornerstone Holdings Ltd
filed 2013-04-01
CIK 1511648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 000-54351

Global Cornerstone Holdings Limited

British Virgin Islands	66-0758906
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

352 Park Avenue South

13th Floor

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

The aggregate market value of the outstanding ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Ordinary Shares on June 30, 2012, as reported on the OTC Bulletin Board, was approximately $78,000,000. As of April 1, 2013, there were 1,756,098 ordinary shares, no par value, of the registrant outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

•	our status as a development stage company;
•	our selection of a prospective target business or asset;
•	our issuance of our capital shares or incurrence of debt to complete a business combination;
•	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;
•	conflicts of interest of our officers and directors;
•	potential current or future affiliations of our officers and directors with competing businesses;
•	our ability to obtain additional financing if necessary;
•	our Sponsor’s ability to control or influence the outcome of matters requiring shareholder approval due to its ownership of all our outstanding securities;
•	the lack of a market for our securities;
•	our dependence on our key personnel;
•	delisting of our securities from the OTC Bulletin Board or our inability to have our securities quoted on the OTC Bulletin Board or any exchange following a business combination;
•	business and market outlook; and
•	costs of complying with applicable laws.

These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. Moreover, these forward-looking statements speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “GCHL”, “the Registrant,” “we,” “us” and “our” refer to Global Cornerstone Holdings Limited.

PART I

Item 1.  Business

Introduction

Global Cornerstone Holdings Limited (the “Company”, “GCHL”, “we”, or “us”), incorporated in the British Virgin Islands on January 13, 2011, is organized as a blank check business company with limited liability (meaning shareholders have no liability, as members of the Company, for the liabilities of the Company). All activity from inception (January 13, 2011) through January 20, 2013 was related to the Company’s formation and capital raising activities and seeking a suitable business combination. Following the Redemption, as discussed below, our objective is to achieve long-term growth potential through one or more combinations with operating companies or businesses. We will not restrict our search for potential candidates to companies engaged in any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company’s current management continues to seek acquisition targets or other uses for the Company, subject to several important factors, including the availability of financing. We cannot assure you we will be able to acquire an operating business. As an alternative, the Company might seek to obtain value from its status as a public company through a sale to or combination with a private operating company seeking such status as a means of “going public.” As of the date of this Annual Report, the Company has no arrangements in place with any acquisition candidates.

Our executive offices are located at 352 Park Avenue South, 13th Floor, New York, New York 10010 and our telephone number at that location is (212) 822-8165.

Significant Activities Since Inception

A registration statement for the Company’s initial public offering (the “Offering”) was declared effective April 15, 2011. On April 20, 2011, we sold 8,000,000 units (the “Public Units”) at a price of $10.00 per unit in the Offering. Each Public Unit consisted of one ordinary share, no par value (the “Public Shares”), and one warrant to purchase one ordinary share (the “Public Warrants”). Simultaneously with the consummation of our Offering, we consummated the private sale of 3,000,000 warrants (the “Sponsor Warrants” and, together with the Public Warrants, the “Warrants”) to Global Cornerstone Holdings LLC (our “Sponsor”) for $3.0 million.

Subsequent to the Offering, $80.0 million was deposited in an interest-bearing trust account (“Trust Account”) and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, (the “Investment Company Act”) having a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. Such proceeds of the Offering were to remain in the Trust Account until the earlier of (i) the consummation of a business combination or (ii) liquidation of the Company. The funds in the Trust Account were distributed to the holders of our Public Shares on or about January 22, 2013 pursuant to the Redemption discussed below.

Recent Events

On January 4, 2013, the Company determined that, despite having participated in in-person or telephonic discussions with representatives of 107 potential acquisition targets, conducted diligence with respect to 43 potential acquisition targets, entered into non-disclosure agreements with 35 potential acquisition targets or their representatives and negotiated several non-binding letters of intent concerning potential business combinations in the period since the Offering, the Company would be unable to consummate an initial business combination by January 20, 2013, the deadline included in the Company’s memorandum and articles of association and described in the Offering prospectus. As a result, the Company would not be asking its shareholders to vote on the Extension Amendment, the Conversion Amendment and the IMTA Amendment, each as were defined and described in the Preliminary Proxy Statement filed by the Company with the Securities and Exchange Commission on December 12, 2012.

In accordance with the Company’s memorandum and articles of association and subject to applicable law, on or about January 22, 2013, the Company redeemed all of the Public Shares (the “Redemption”) for cash equal to (a) the amount held in the Trust Account divided by (b) the total number of Public Shares. The Redemption completely extinguished such holders’ rights as shareholders of the Company, including the right to receive further liquidation distributions, if any. On such date, there was a total of $80,000,000 available for redemption of the 8,000,000 Public Shares outstanding, which resulted in a redemption price of $10.00 per share. No payments were made with respect to any of the Company’s outstanding Warrants, which expired worthless.

Effective January 20, 2013, Gregory E. Smith, Alan G. Hassenfeld and Elliot Stein, Jr. resigned as directors of the Company in connection with the Redemption in accordance with the Company’s memorandum and articles of association. In addition, Mr. Smith resigned as the Company’s President.

On January 29, 2013, the board of directors of the Company adopted an Amended and Restated Memorandum and Articles of Association (the “Amended M&A”). The adoption of the Amended M&A did not require stockholder approval. The following is a summary of certain provisions of the Amended M&A as adopted by the board of directors.

•	All provisions relating to the Company’s status as a special purpose acquisition company and its pursuit of a business combination were eliminated;
•	Directors cannot by resolution authorize additional classes of shares whereas they previously were permitted to do so;
•	Share transfers will require approval by the Company’s board of directors or members, which approval may be denied at the discretion of the board of directors and/or the members;
•	Directors/officers of the Company may propose amendments to the Company’s memorandum and articles of association;
•	The board of directors was declassified;
•	Annual meetings of members are no longer mandatory;
•	Where a quorum for a meeting of members is not present within two hours of the start time, a member-called meeting shall be dissolved and all other such meetings shall be adjourned to the next business day, which determination was formerly at the discretion of the Chairman of the board of directors;
•	The Company’s indemnification obligation is limited to directors, whereas officers, key employees and advisors were previously indemnified by the Company;
•	Adjournments of meetings of the members require the consent of the meeting, whereas the Chairman of the board of directors previously determined adjournments; and
•	A director is no longer obligated to disclose to the Company his or her interest in a transaction involving or contemplated by the Company.

Effecting a Business Combination

The analysis of new business opportunities has and will be undertaken by or under the supervision of our officers and sole director. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential target companies or businesses, we will consider, among others, the following factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;
•	Competitive position as compared to other firms of similar size and experience within the relevant industry segment as well as within the industry as a whole;
•	Strength and diversity of management, either in place or scheduled for recruitment;
•	Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
•	The cost of participation by us as compared to the perceived tangible and intangible values;
•	The extent to which the business opportunities can be advanced;
•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	Other relevant factors that we identify.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital we may not discover or adequately evaluate adverse facts about any opportunity evaluated or, ultimately, any transaction consummated.

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, our respective needs and desires and the promoters of the opportunity, and our relative negotiating strength and that of such promoters.

In the event the Company enters into a definitive agreement to acquire an operating company, the acquisition may not require stockholder approval, even if it constitutes a change in control of the Company. Accordingly, shareholders may not be entitled to vote on any future acquisitions by the Company.

In the case of an acquisition of stock or assets not involving a statutory merger or consolidation directly involving us, the transaction may be accomplished upon the sole determination of management without any vote or approval by our shareholders. In the case of a statutory merger or consolidation directly involving us, it may be necessary to call a shareholders’ meeting and obtain the approval of the holders of a majority of our outstanding shares. The necessity to obtain such shareholder approval may result in delay and additional expense in the consummation of any proposed transaction. Most likely, management will seek to structure any such transaction so that no shareholder approval is required.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for third party professionals, accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

We presently have no employees apart from the officers named elsewhere herein. Our officers and directors are engaged in outside business activities and anticipate that they will devote very limited time to our business until a business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination transaction.

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

Risks Associated With Our Business

We are a blank check company in the development stage with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We were incorporated in January 2011 and are considered to be in the development stage. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our business combination with one or more target businesses. We have no material plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination. If we fail to complete a business combination, we will never generate any operating revenues.

Our future success is highly dependent on the ability of management to locate and attract a suitable acquisition which we may be unable to do.

The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity, if any. We cannot provide any assurance we will be successful in locating an acquisition candidate. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

 Our business will have no revenues unless and until we execute a business combination transaction with an operating company or business and we may not generate revenues following a business combination transaction either.

We are a development stage shell company and have had no revenues from operations. From inception until December 31, 2012, we have incurred a loss of $1,029,447. We may not realize any revenues unless and until we successfully execute a business combination transaction with an operating company or business and we may not recognize revenue then either. There can be no assurance that we will ever be profitable.

There is competition for those private companies suitable for a business combination transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking business combination transactions with small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination transaction.

There are relatively low barriers to becoming a blank check company or shell company, thereby increasing the competitive market for a small number of business opportunities.

There are relatively low barriers to becoming a blank check company or shell company. A newly incorporated company with a single stockholder and sole officer and director may become a blank check company or shell company by voluntarily subjecting itself to the SEC reporting requirements by filing and seeking effectiveness of a Form 10 with the SEC, thereby registering its common stock pursuant to Section 12(g) of the Exchange Act. Assuming no comments to the Form 10 have been received from the SEC, the registration statement is automatically deemed effective 60 days after filing the Form 10 with the SEC. The relative ease and low cost with which a company can become a blank check or shell company can increase the already highly competitive market for a limited number of private businesses that seek to consummate a business combination with a public company.

We have no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a business combination transaction with a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination transaction. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination transaction on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

We may have insufficient resources to cover our operating expenses and the expenses of consummating an acquisition.

Following the distribution of the Trust Account, we are in need of additional financing to fund our operating expenses. If we do not have sufficient funds available to fund our expenses, we may be forced to obtain additional financing, either from our management or the existing stockholders or from third parties. Since November 2012, we have issued notes in the aggregate principal amount of $280,000 to our Sponsor and an affiliate of our Chief Executive Officer. However, none of our Sponsor, officers, director or their respective affiliates have any obligation to loan us any additional amount. We may not be able to obtain additional financing and our existing shareholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to dissolve and liquidate prior to consummating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

To the extent that additional financing proves to be unavailable when and if needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us prior to, in connection with or after a business combination.

Currently, an affiliate of our management beneficially owns 100% of all the issued and outstanding Ordinary Shares of the Company and will therefore, effectively control any matters that may be put to a vote of the shareholders until a significant amount of shares are issued in the future.

An affiliate of our management currently beneficially owns and votes 100% of all the issued and outstanding Ordinary Shares of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of our board of directors;
•	Removal of directors;
•	Amendment to the Company’s Memorandum and Articles of Association ; and
•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This shareholder has complete control over our affairs. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the Ordinary Shares.

There is currently no trading market for our Ordinary Shares.

There is no public trading market for our Ordinary Shares. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business. Further, shareholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the Company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter, and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

Any potential business combination transaction with a foreign company may subject us to additional risks.

If we enter into a business combination transaction with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

As a result of new rules affecting reverse mergers, we will not be able to list our securities on a national securities exchange immediately following the completion of a business combination.

Unlike many-blank check companies that were previously quoted on the OTCBB and subsequently became listed on a national securities exchange as part of their business combination, we will not be able, immediately following our business combination, to list our securities on a national securities exchange. On November 9, 2011, the SEC approved new rules of the three major U.S. listing markets that toughen the standards that companies going public through a reverse merger must meet to become listed on those exchanges. Following the completion of our business combination, we will have to meet the strengthened listing criteria of such securities exchanges, including but not limited to having completed a one-year “seasoning period” by trading on the OTCBB following our business combination, having filed an annual report on Form 10-K covering a full fiscal year commencing after the filing with the SEC of all information regarding our business combination and having maintained a requisite minimum bid price for a sustained period of time. As a result, the liquidity and price of our securities, following our business combination, may be more limited than if our securities were listed on a national securities exchange.

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

The grant of registration rights to our Sponsor may make it more difficult to complete a business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to the registration rights agreement entered into concurrently with closing of the Offering, our Sponsor and its permitted transferees can demand that we register the founder shares. The registration rights are exercisable with respect to the founder shares. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the securities owned by our Sponsor or its permitted transferees are registered.

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

We may issue additional ordinary or preferred shares to complete a business combination or under an employee incentive plan after consummation of our business combination, which would dilute the interest of our shareholders and likely present other risks.

Our memorandum and articles of association authorize the issuance of an unlimited amount of both ordinary shares of no par value and preferred shares of no par value. We may issue a substantial number of additional shares of ordinary or preferred shares to complete our business combination or under an employee incentive plan after consummation of our business combination. The issuance of additional shares of ordinary or preferred shares:

•	may significantly dilute the equity interest of our current shareholder;

•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares; and

•	could cause a change in control if a substantial number of ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

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

Because we are a blank check company, with no current active business, we believe that we have been a PFIC since our inception.

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

In order to comply with the requirements of a QEF election, a U.S. Holder must receive a PFIC annual information statement from us. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a QEF election and there can be no assurance that we will be able to provide timely financial information required to make such QEF election. In addition, there can be no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided.

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

After a business combination, a majority of our directors and officers may live outside the United States and all of our assets may be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

After a business combination, a majority of our directors and officers may reside outside of the United States and a majority of our assets may be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated a business combination. In addition, although our officers intend to dedicate a majority of their work activity to pursuing an acquisition target and consummating our business combination, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, our director or officers. The unexpected loss of the services of one or more of our director or officers could have a detrimental effect on us.

Our ability to successfully effect our business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

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

The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of a business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our business combination.

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

We have not adopted a policy that expressly prohibits our director, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our director or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and director with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers and director. Our director also serves as officers and board members for other entities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to consummate a business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination.

We may issue additional notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Since November 2012, we have issued notes with an aggregate principal amount of $280,000 to our Sponsor and an affiliate of our Chief Executive Officer. Although we have no commitments as of the date of this Report to issue any additional notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business combination. The incurrence of additional debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate a business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We may not be able to maintain control of a target business after our business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

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

We are a company incorporated under the laws of the British Virgin Islands. As a result, it may be difficult for investors to enforce judgments obtained in the United States courts against our director or officers.

Our corporate affairs are governed by our memorandum and articles of association, the Companies Act and the common law of the British Virgin Islands. The rights of shareholders to take action against the director, actions by minority shareholders and the fiduciary responsibilities of our director to us under British Virgin Islands law are to a large extent governed by the Companies Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived from English common law, and whilst the decisions of the English courts are of persuasive authority, they are not binding on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our director under British Virgin Islands law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, shareholders in British Virgin Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a British Virgin Islands company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

The British Virgin Islands courts are also unlikely:

•	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws; and

•	to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that the U.S. judgment:

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

Risks Associated with Acquiring and Operating a Business in Emerging Market Countries

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect a business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

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

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

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

After a business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

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

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of a business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. For example, the judiciaries in Asia are relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Item 1A.	Unresolved Staff Comments.

None.

Item 2.	Properties

We do not own any real estate or other physical properties.  Our executive offices are located at 352 Park Avenue South, 13th Floor, New York, New York 10010. The cost for this space is a $3,000 per month fee that Global Cornerstone Holdings LLC, our Sponsor, charges us for general and administrative services. We believe, based on rents and fees for similar services in the New York area that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or director in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our Ordinary Shares, Warrants and Units were traded on the OTC Bulletin Board under the symbols GHCSF, GHBSF and GCRSF, respectively.  Our units commenced public trading on April 18, 2011, and our Ordinary Shares and Warrants commenced public trading on April 29, 2011. Our Warrants, Units and Public Shares ceased to exist upon the Redemption effective January 20, 2013. Our remaining Ordinary Shares are held by our Sponsor.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our Units, Ordinary Shares and Warrants as reported on the OTC Bulletin Board.  The following table sets forth the high and low bid prices for our Units, Public Shares and Warrants.

Quarter Ended	Units		Public Shares		Warrants
	Low	High	Low	High	Low	High
March 31, 2012	$10.25	$10.25	$9.83	$9.83	$0.30	$0.35
June 30, 2012	$9.95	$10.10	$9.73	$9.83	$0.20	$0.35
September 30, 2012	$9.25	$10.09	$9.73	$9.81	$0.16	$0.20
December 31, 2012	$9.84	$9.94	$9.83	$9.94	$0.09	$0.25

On April 1, 2013, our Units and Warrants were no longer in existence and our outstanding Ordinary Shares are all held by our Sponsor.

Holders

On April 1, 2013, there was one holder of record of our Ordinary Shares.

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

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report for the period from January 13, 2011 (inception) through December 31, 2012. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

January 13, 2011
(inception) to
December 31, 2012
Statement of Operations Data:
Operating expenses:
General and administrative expenses	$1,032,567
Loss from operations	(1,032,567)
Other income:
Interest income	3,120
Net loss attributable to ordinary shares not subject to possible redemption	$(1,029,447)

Net Loss per ordinary share:
Basic and diluted	$(0.42)

Weighted average shares outstanding:
Basic and diluted	2,423,885

Balance Sheet Data:
Cash and cash equivalents	$23,084
Investments held in Trust Account	80,003,120
Total assets
Ordinary shares subject to possible redemption (at fair value): 8,000,000 shares at December 31, 2012	80,000,000
Total shareholders’ equity, net	(93,649)

Cash Flow Data:
Net cash used in operating activities	$(1,034,594)
Net cash used in investing activities	(80,003,120)
Net cash provided by financing activities	81,060,798

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

We are a blank check company incorporated as a British Virgin Islands business company with limited liability (meaning the public shareholders have no liability, as members of the Company, for the liabilities of the Company). All activity from inception (January 13, 2011) through January 20, 2013 was related to the Company’s formation and capital raising activities and seeking a suitable business combination. Following the Redemption, our objective is to achieve long-term growth potential through one or more combinations with operating companies or businesses. We will not restrict our search for potential candidates to companies engaged in any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company’s current management continues to seek acquisition targets or other uses for the Company, subject to several important factors, including the availability of financing. We cannot assure you we will be able to acquire an operating business. As an alternative, the Company might seek to obtain value from its status as a public company through a sale to or combination with a private operating company seeking such status as a means of “going public.” As of the date of this Annual Report, the Company has no arrangements in place with any acquisition candidates.

In the Offering, we sold 8,000,000 Public Units at a price of $10.00 per unit in the Offering. Each Public Unit consisted of one ordinary share, no par value, and one warrant to purchase one ordinary share. Simultaneously with the consummation of our Offering, we consummated the private sale of 3,000,000 warrants to Global Cornerstone Holdings LLC for $3.0 million.

Subsequent to the Offering, $80.0 million was deposited in the Trust Account and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. Such proceeds of the Offering were to remain in the Trust Account until the earlier of (i) the consummation of a business combination or (ii) liquidation of the Company. The funds in the Trust Account were distributed to the holders of our Public Shares on or about January 22, 2013 pursuant to the Redemption.

Recent Event

On January 4, 2013, the Company determined that, despite having participated in in-person or telephonic discussions with representatives of 107 potential acquisition targets, conducted diligence with respect to 43 potential acquisition targets, entered into non-disclosure agreements with 35 potential acquisition targets or their representatives and negotiated several non-binding letters of intent concerning potential business combinations in the period since the Company’s Offering, the Company would be unable to consummate a business combination by January 20, 2013, the deadline included in the Company’s memorandum and articles of association and described in the Offering prospectus. As a result, the Company would not be asking its shareholders to vote on the Extension Amendment, the Conversion Amendment and the IMTA Amendment, each as were defined and described in the Preliminary Proxy Statement filed with the Securities and Exchange Commission on December 12, 2012.

In accordance with the Company’s memorandum and articles of association and subject to applicable law, on January 22, 2013, the Company redeemed all of the Public Shares for cash equal to (a) the amount held in the Trust Account divided by (b) the total number of Public Shares (which redemption completely extinguished such holders’ rights as shareholders of the Company, including the right to receive further liquidation distributions, if any). On such date, there was a total of $80,000,000 available for redemption of the 8,000,000 Public Shares outstanding, which results in a redemption price of $10.00 per share. No payments were made with respect to any of the Company’s outstanding Warrants, which expired worthless.

Effective January 20, 2013, Gregory E. Smith, Alan G. Hassenfeld and Elliot Stein, Jr. resigned as directors of the Company in connection with the Redemption in accordance with the Company’s memorandum and articles of association. In addition, Mr. Smith resigned as the Company’s President.

On January 29, 2013, the board of directors of the Company adopted an Amended and Restated Memorandum and Articles of Association (the “Amended M&A”). The adoption of the Amended M&A did not require stockholder approval. The following is a summary of certain provisions of the Amended M&A as adopted by the board of directors.

•	All provisions relating to the Company’s status as a blank check company and its pursuit of a business combination were eliminated;
•	Directors cannot by resolution authorize additional classes of shares whereas they previously were permitted to do so;
•	Share transfers will require approval by the Company’s board of directors or members, which approval may be denied at the discretion of the board of directors and/or the members;
•	Directors/officers of the Company may propose amendments to the Company’s memorandum and articles of association;
•	The board of directors was declassified;
•	Annual meetings of members are no longer mandatory;
•	Where a quorum for a meeting of members is not present within two hours of the start time, a member-called meeting shall be dissolved and all other such meetings shall be adjourned to the next business day, which determination was formerly at the discretion of the Chairman of the board of directors;
•	The Company’s indemnification obligation is limited to directors, whereas officers, key employees and advisors were previously indemnified by the Company;
•	Adjournments of meetings of the members require the consent of the meeting, whereas the Chairman of the board of directors previously determined adjournments; and
•	A director is no longer obligated to disclose to the Company his or her interest in a transaction involving or contemplated by the Company.

Since the beginning of the 2013 fiscal year, the Company issued promissory notes to Global Cornerstone Holdings LLC, our Sponsor, in an aggregate principal amount of $100,000.  The notes bear no interest and are payable only on the consummation of a business combination.

Since the beginning of the 2013 fiscal year, the Company issued promissory notes to The Dunning Group Inc., an affiliate of James D. Dunning, Jr., our Chief Executive Officer, in an aggregate principal amount of $55,000. These notes bear no interest and are payable only on the consummation of a business combination.

Changes in Financial Condition

Liquidity and Capital Resources

On April 20, 2011, we consummated our Offering of 8,000,000 units at a price of $10.00 per unit.  Simultaneously with the consummation of our Offering, we consummated the private sale of 3,000,000 Sponsor Warrants to Global Cornerstone Holdings LLC, our Sponsor, for $3.0 million.  We received net proceeds from our Offering and the sale of the Sponsor Warrants of approximately $80.775 million, net of the non-deferred portion of the underwriting commissions of $1.6 million and offering costs and other expenses of approximately $625,000.  As of December 31, 2012, we had cash of $23,084.

We have historically financed operations through interest that was earned on the proceeds held in the Trust Account as well as related party loans. For the period from April 20, 2011 (consummation of our IPO) through December 31, 2012, we disbursed an aggregate of approximately $876,000 out of the proceeds of our Offering not held in trust for expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses. During the fiscal year ended December 31, 2012, we borrowed $125,000 from our Sponsor. These notes bear no interest and are payable only upon consummation of a business combination. Since the beginning of the 2013 fiscal year, we have borrowed an additional $155,000 from our Sponsor and an affiliate of our Chief Executive Officer. Neither our Sponsor nor our management team is under any obligation to advance funds to us in such circumstances.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than (i) a monthly administration fee of $3,000 that was payable to Global Cornerstone Holdings LLC, our Sponsor, for office space, secretarial and administrative services and (ii) a monthly management fee of approximately $17,000 that was payable to our Sponsor, which was in turn paid to our Chief Financial Officer and Executive Vice-President, Byron I. Sproule (a member of our Sponsor).

We began incurring the monthly management fee on April 18, 2011 and the administrative services fee on June 1, 2011.

Results of Operations

Through December 31, 2012, our efforts were limited to organizational activities, activities relating to our Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters.  We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of December 31, 2012, approximately $80,003,120 was held in the Trust Account (including $2.8 million of deferred underwriting discounts and commissions, $3.0 million from the sale of the Sponsor Warrants and approximately $3,120 in accrued interest) and we had cash outside of trust of $23,084.  Up to $800,000 in interest income on the balance of the Trust Account (net of taxes payable) was available to us to fund our working capital requirements.  The current low interest rate environment made it more difficult for us to generated sufficient funds to structure, negotiate or close our business combination. Through December 31, 2012, the Company had not withdrawn any funds from interest earned on the trust proceeds.  Other than the deferred underwriting discounts and commissions, no amounts were payable to the underwriters of our Offering.

For the period from January 13, 2011 through December 31, 2012, we had a net loss of $1,029,447, which was offset by $3,120 in interest income on the Trust Account and proceeds from loans from our Sponsor in an aggregate amount of $125,000.  All of our funds in the Trust Account prior to the Redemption were invested in a fund which invests exclusively in U.S. Treasuries and met certain conditions under Rule 2a-7 under the Investment Company Act.

Recent Accounting Pronouncements

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through December 31, 2012, the Company’s efforts have been limited to organizational activities, activities relating to its Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of a business combination, at the earliest.

Redeemable Ordinary Shares

All of the 8,000,000 ordinary shares sold as part of a Unit in the Offering contained a redemption feature which allows for the redemption of ordinary shares under the Company's liquidation or tender offer/shareholder approval provisions.  In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.  Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480.  Although the Company did not specify a maximum redemption threshold, its memorandum and articles of association provided that in no event would the Company redeem its public shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001.

Prior to December 31, 2012, the Company recognized changes in redemption value immediately as they occurred and adjusted the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares were affected by charges against paid-in capital.

On January 22, 2013, the Company redeemed all 8,000,000 of the Public Shares at a redemption price of $10.00 per share. On December 31, 2012, 8,000,000 of the 8,000,000 Public Shares were classified outside of permanent equity at their redemption value. The redemption value was equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable.

Loss per ordinary share

Loss per share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period.  The 11,000,000 warrants related to our Offering and the private placement of the Sponsor Warrants were contingently issuable shares and were excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Controls

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our director and executive officers as of the date of this Report are as follows:

Name	Age	Position
James D. Dunning, Jr.	65	Chairman of the Board and Chief Executive Officer
Byron I. Sproule	43	Chief Financial Officer and Executive Vice-President

James D. Dunning, Jr., has been our chairman of the board and chief executive officer since inception, and is the Managing Partner of Global Cornerstone Holdings LLC. Mr. Dunning is the former Chairman of Freedom Communications Holdings, Inc., a diversified media company with 82 newspapers, including the Orange County Register, 8 broadcast TV stations and internet products. Freedom Communications was sold in five transactions in 2012. In 2010 Mr. Dunning became a Senior Advisor and Principal at Arc China Holdings, Ltd. a Shanghai, China based private equity and merchant bank. Since 1992 Mr. Dunning has served as Chairman/CEO of the Dunning Group, Inc., a private company specializing in media, energy and other leveraged investments. From 2007 to 2009, he was President and Director of China Holdings Acquisition Corp. (“CHAC”), a SPAC. In November 2009 CHAC merged with Jinjiang Hengda Ceramics, Co., Limited, a leading manufacturer of ceramic tiles used for exterior siding, interior flooring, and design in residential and commercial buildings in China. The merged entity is now called China Ceramics Co., Ltd. and trades on the NASDAQ Global Market with the symbol CCCL. From 2006 – 2008, Mr. Dunning was the Chairman of Doubledown Media, LLC, a multimedia platform and database company targeting high net worth individuals. From 2003 to 2004, Mr. Dunning was a partner at Michaelson & Co., a hedge fund. From 1999 to 2001, Mr. Dunning was Chairman, President and CEO of Ziff Davis Media, Inc., a leading technology and Internet magazine publisher in the United States. Mr. Dunning led the management team that acquired Ziff-Davis Publishing Inc. from Ziff Davis Inc., and Softbank in 1999. Also, in 1999 Mr. Dunning led the purchase of USA Pubs, Inc., a magazine subscription database and business acquisition company, and until 2001 he served as the Chairman and CEO of USA Pubs, Inc. From 1999 to 2000 Mr. Dunning was the Chairman and CEO of EMAP Petersen. From 1996 until it was acquired in December 1999, Mr. Dunning served as Chairman, President and CEO of The Petersen Companies, Inc. He led the management team that purchased Petersen Publishing in September 1996 from its founder, Robert E. Petersen. During Mr. Dunning’s tenure at Petersen it developed from a publisher of special interest magazines into a complete marketing solutions company and one of the largest publishers of special-interest magazines in the U.S. In 1992, Mr. Dunning led the group that purchased Transwestern Publishing Company (a division of US West, Inc.) a yellow pages and database company. From 1992 to 1997 Mr. Dunning served as Chairman and CEO of Transwestern Publishing Company. While at Transwestern Publishing Company, Mr. Dunning led the buyout of SRDS, a media database and directory business and served as the Chairman of the Board from 1994 to 1995. In 1986 he led a buyout of Yellow Book, which went public in 1987 as Multi-Local Media Information Group (Yellow Book), a public yellow pages and directory company and served as Chairman, President and CEO until 1992. From 1985 to 1986, Mr. Dunning served as Executive Vice President of Ziff Davis Communications, Inc. Prior to establishing his buyout businesses, Mr. Dunning was an investment banker from 1982 to 1985 at Thomson McKinnon Securities, Inc., one of the leading investment banking firms during that time. He served as Senior Vice President and Director of Corporate Finance and was in charge of the firm’s mergers and acquisitions practice, corporate finance, venture capital and leveraged leasing groups. Mr. Dunning is a former member of the Board of Trustees of the University of Pennsylvania and is currently an Overseer of Athletics at the University. He is also a former member of the Board of Trustees of Deerfield Academy. He is a Director of TeenAIDS Peer Corps. He graduated from the Wharton School of Business at the University of Pennsylvania in 1970 with a B.S. in Economics.

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

Our current officers or director have had senior leadership experience. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development. Our officers and director also have experience serving on boards of directors and/or board committees of other public companies and private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and director also have other experience that makes them valuable, such as prior experience with blank check companies, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and director, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating a business combination.

James D. Dunning, Jr.

We believe Mr. Dunning is well-qualified to serve as our chairman of the board due to his extensive public company experience, business leadership, operational experience, and experience in a prior blank check offering, CHAC. We believe Mr. Dunning’s access to extensive contacts and sources, ranging from private and public company contacts, private equity funds and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Dunning’s strategic experience and background in negotiating, structuring and consummating numerous business combinations over a 30+ year career, including the business combination of CHAC, will further our purposes of consummating a business transaction. Mr. Dunning intends to dedicate the majority of his work activity to pursuing an acquisition target and consummating our business combination.

Byron I. Sproule

Mr. Sproule is well-qualified to serve as our Chief Financial Officer and Executive Vice-President due to his prior experience as a key member of the team working on CHAC’s (a blank check company) acquisition of Jinjiang Hengda Ceramics, Co., Limited. Mr. Sproule also has extensive investment banking experience having worked on all aspects of mergers and acquisitions including due diligence, valuation, transaction structuring and negotiating, and SEC documentation as well as IPO and follow-on equity underwritings. Mr. Sproule has a broad network of international contacts and sources at firms involved in investment banking, auditing, legal and private equity. Mr. Sproule intends to dedicate the majority of his work activity to pursuing an acquisition target and consummating our business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, director and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of such Forms, management believes that all of these reports were filed in a timely manner.

Audit Committee and Audit Committee Financial Expert

Our board of directors intends to establish an audit committee upon consummation of a business combination. At that time our board of directors intends to adopt a charter for the audit committee. Accordingly, we do not have an audit committee financial expert at this time and will not have such an expert until we consummate our business combination.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our director, officers and employees in accordance with applicable federal securities laws.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Other than as set forth below, none of our executive officers or directors received any cash or non-cash compensation for services rendered. Commencing June 1, 2011 and until the Redemption on January 20, 2013, we paid Global Cornerstone Holdings LLC, our Sponsor, an entity controlled by our officers and directors, a total of $3,000 per month for office space and administrative services, including secretarial support. In addition, commencing April 18, 2011 and until the Redemption as of January 20, 2013, we paid a fee to our Sponsor, which in turn was paid to our Chief Financial Officer and Executive Vice-President, Byron I. Sproule (a member of our Sponsor), as follows: (i) upon consummation of the Offering, in an aggregate amount of approximately $35,000 for services performed prior thereto and (ii) thereafter, in the amount of approximately $17,000 per month for services to be performed until the earlier of (x) the closing of our initial business combination or (y) January 20, 2013. Such administrative and management fees, totaling approximately $20,000 per month, continue to be paid to our Sponsor upon the same terms and conditions of the expired agreements. We believe that such fees were at least as favorable as we could have obtained from an unaffiliated third party for such services. Other than the administrative and the management fees, no compensation of any kind, including finder’s and consulting fees, was paid to our Sponsor, executive officers and director. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

After the completion of a business combination, directors or members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of a business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers or our director that provide for benefits upon termination of employment.

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

The following table sets forth information regarding the beneficial ownership based on 1,756,098 ordinary shares outstanding as of April 1, 2013, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our officers and our director; and

•	all our officers and our director as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

			Approximate
			Percentage of
	Number of Shares		Outstanding Common
Name and Address of Beneficial Owner (1)	Beneficially Owned		Stock
Global Cornerstone Holdings LLC (our Sponsor)	1,756,098	(2)(3)	100.0%
James D. Dunning, Jr (2)	637,133		36.3%
Byron I. Sproule (2)	35,122		2.0%
Alan G. Hassenfeld.(2)	637,133		36.3%
Gregory E. Smith(2)	207,235		11.8%
All directors and executive officers as a group (two individuals)	672,255		38.3%

(1)	Unless otherwise noted, the business address of each of the following is 352 Park Avenue South, 13th Floor, New York, New York 10010.

(2)	These shares represent one hundred percent of our ordinary shares held by our Sponsor, Global Cornerstone Holdings LLC. Messrs. Dunning, Hassenfeld, Smith, and Sproule are members of our Sponsor. Each of Messrs. Dunning and Hassenfeld beneficially own 637,133 ordinary shares of the Company. Mr. Sproule beneficially owns 35,122 ordinary shares of the Company. Mr. Smith beneficially owns 207,235 ordinary shares of the Company. Each member of our Sponsor disclaims beneficial ownership of the ordinary shares held by our Sponsor except to the extent of his pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In January 2011, we issued an aggregate of 2,019,512 founder shares as adjusted for $25,000, or $0.012 per share. This amount has been adjusted as we effected a forward share split in the form of a dividend effective March 9, 2011, and issued 395,983 additional shares to the Sponsor. As a result of the underwriters’ over-allotment option not being exercised for the Offering, the Sponsor forfeited an aggregate of 263,414 Founder Shares on May 5, 2011.  After giving effect to the forfeiture, the Sponsor owns 1,756,098, or 100%, of our issued and outstanding shares. The Sponsor waived its redemption rights with respect to the Founder Shares and did not participate in the Redemption.

Members of the Sponsor purchased an aggregate of 3,000,000 Sponsor Warrants at $1.00 per warrant (for an aggregate purchase price of $3,000,000) in a private placement basis simultaneously with the closing of the Offering. Each Sponsor Warrant was exercisable into one ordinary share at $11.50 per share. The proceeds from the Sponsor Warrant were added to the proceeds from the Offering held in the Trust Account.  The Sponsor Warrants expired worthless upon the Redemption.

On January 24, 2011, and February 15, 2011, we issued unsecured promissory notes for $100,000 and $50,000, respectively, to our Sponsor, Global Cornerstone Holdings LLC.  The proceeds from the notes were used to fund a portion of the organizational and offering expenses owed by us to third parties.  These notes were repaid on April 20, 2011.

On November 21, 2012, and December 5, 2012, we issued unsecured promissory notes for $50,000 and $75,000, respectively, to our Sponsor, Global Cornerstone Holdings LLC. The notes bear no interest and are payable only upon consummation of a business combination. The proceeds from the notes were used to fund our working capital.

Global Cornerstone Holdings LLC, our Sponsor, an entity controlled by our director, had agreed to, from the date that our securities were first quoted on the OTCBB through the earlier of our consummation of a business combination or the Redemption, make available to us office space and certain office and secretarial services, as we may require from time to time. We agreed to pay our Sponsor $3,000 per month for these services (which commenced on June 1, 2011, subsequent to the April 18, 2011 initial quotation of our securities on the OTCBB). This arrangement was solely for our benefit and is not intended to provide our Sponsor with compensation in lieu of salary. Currently, Global Cornerstone Holdings, LLC permits our continued use of this space and provides general and administrative services pursuant to the same terms and conditions of the expired agreement. We believe, based on rents and fees for similar services in the New York metropolitan area, that the fee charged by our Sponsor was at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

In addition, we agreed to pay starting April 18, 2011, a management fee to our Sponsor, which was in turn paid to our Chief Financial Officer and Executive Vice-President, Byron I. Sproule (a member of our Sponsor): (i) upon consummation of the Offering, in an aggregate amount of approximately $35,000 for services performed prior to the consummation of the Offering and (ii) following the consummation of the Offering, in the amount of approximately $17,000 per month for services to be performed until the earlier of (x) the closing of our initial business combination or (y) January 20, 2013. We continue to pay our Sponsor a management fee pursuant to the terms and conditions of the expired agreement.

Other than the administrative and management fees, each paid to Global Cornerstone Holdings LLC, our Sponsor, and reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, is be paid to our Sponsor, officers or director or to any of their respective affiliates.

Director Independence

We are not required to have a majority of independent directors on our board of directors. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director..

As of the date of this Report, our sole director, Mr. Dunning is not independent.

Item 14.	Principal Accountant Fees and Services.

During the fiscal years ended December 31, 2012 and 2011, the firm of Rothstein Kass, which we refer to as Rothstein Kass, was our principal accountant. The following is a summary of fees paid or to be paid to Rothstein for services rendered.

Audit Fees. Audit fees for the period from inception to December 31, 2011 related to professional services rendered in connection with our initial public offering (comprised of various financial statements included in our Registration Statement on Form S-1, including all amendments) as well as audit and review of our annual and quarterly financial statements for the fiscal year then ended amounted to $90,000. The fees paid by us for the audit and review of our annual and quarterly financial statements for the fiscal year ended December 31, 2012 amounted to $45,000.

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

(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Specimen Ordinary Shares Certificate.(2)
10.1	Registration Rights Agreement, dated April 15, 2011, by and among Global Cornerstone Holdings Limited and the securityholders named therein. (1)
10.2	Securities Purchase Agreement, effective as of January 25, 2011, between the Registrant and Global Cornerstone Holdings LLC.(3)
10.3	Sponsor Warrants Purchase Agreement, dated as of February 4, 2011, among the Registrant and Global Cornerstone Holdings LLC.(3)
14.1	Form of Indemnity Agreement.(4)
14.2	Form of Code of Ethics.(4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on January 31, 2013.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on April 14, 2011

(3)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on February 28, 2011

(4)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on March 11, 2011

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Cornerstone Holdings Limited

Dated: April 1, 2013	By:	/s/ James D. Dunning, Jr.
Name: James D. Dunning, Jr.
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. in the capacity and on the dates indicated.

Name	Position	Date

/s/ James D. Dunning, Jr.	Chief Executive Officer and Chairman	April 1, 2013
James D. Dunning, Jr.	(Principal Executive Officer)

/s/ Byron I. Sproule	Chief Financial Officer and Executive Vice President	April 1, 2013
Byron I. Sproule	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Global Cornerstone Holdings Limited

We have audited the accompanying balance sheets of Global Cornerstone Holdings Limited (a corporation in the development stage) (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2012 and the periods from January 13, 2011 (inception) to December 31, 2011, as well as for the period from January 13, 2011 (inception) to December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Cornerstone Holdings Limited (a corporation in the development stage) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012 and the periods from January 13, 2011 (inception) to December 31, 2011 and January 13, 2011 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company was unable to consummate a business combination prior to January 22, 2013. This condition raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein Kass

Roseland, New Jersey

April 1, 2013

BALANCE SHEET

	December 31, 2012	December 31, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$23,084	$485,091
Prepaid insurance	5,147	97,805
Prepaid expenses	-	110
Total current assets	28,231	583,006

Investments held in Trust Account	80,003,120	80,002,241

Total assets	$80,031,351	$80,585,247

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current Liabilities
Notes payable to affiliate	$125,000	$-

Other liabilities:
Deferred underwriters' compensation	-	2,800,000
Total Liabilities	125,000	2,800,000

Commitments and contingencies

Ordinary shares subject to possible redemption; 8,000,000 and 7,278,524 shares, respectively (at redemption value)	80,000,000	72,785,240

Shareholders' equity (deficit):
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 1,756,098 and 2,477,574 shares issued and outstanding, respectively (excludes 8,000,000 and 7,278,524 shares subject to possible redemption, respectively)	935,798	5,350,558
Deficit accumulated during the development stage	(1,029,447)	(350,551)

Total shareholders' equity (deficit), net	(93,649)	5,000,007

Total liabilities and shareholders' equity (deficit)	$80,031,351	$80,585,247

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS

		Period from	Period from
	Year	January 13, 2011	January 13, 2011
	Ended	(inception) through	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012

Revenue	$-	$-	$-
General and administrative expenses	679,775	352,792	1,032,567
Loss from operations	(679,775)	(352,792)	(1,032,567)
Other Income
Interest income	879	2,241	3,120
Net loss attributable to ordinary shares not subject to possible redemption	$(678,896)	$(350,551)	$(1,029,447)

Weighted average number of ordinary shares outstanding (excludes shares subject to possible redemption), basic and diluted	2,499,508	2,345,478	2,423,885

Net loss per ordinary share, basic and diluted	$(0.27)	$(0.15)	$(0.42)

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDERS' EQUITY

			Deficit
			Accumulated
			During the	Total
	Ordinary Shares		Development	Shareholders'
	Shares	Amount	Stage	Equity (Deficit)

Sale of ordinary shares to Sponsor on January 25, 2011 at $0.012 per share (as adjusted to reflect a forward share split in the form of a dividend on March 9, 2011)	2,019,512	$25,000	$-	$25,000

Sale on April 20, 2011 of 8,000,000 units at $10 per unit, (including 7,278,524 shares subject to possible redemption)	8,000,000	80,000,000	-	80,000,000

Underwriters' discount and offering expenses	-	(4,889,202)	-	(4,889,202)

Sale on April 20, 2011 of 3,000,000 private placement warrants to the Sponsor at $1.00 per warrant	-	3,000,000	-	3,000,000

Proceeds subject to possible redemption of 7,278,524 ordinary shares at redemption value	(7,278,524)	(72,785,240)	-	(72,785,240)

Forfeiture of Sponsor Shares in connection with the underwriter's election to not exercise its over-allotment option in full	(263,414)	-	-	-

Net loss attributable to ordinary shareholders not subject to possible redemption	-	-	(350,551)	(350,551)

Balance at December 31, 2011	2,477,574	5,350,558	(350,551)	5,000,007

De-recognition of deferred underwriters’ compensation	-	2,800,000	-	2,800,000

Change in shares subject to possible redemption to 8,000,000 ordinary shares at redemption value	(721,476)	(7,214,760)	-	(7,214,760)

Net loss attributable to ordinary shareholders not subject to possible redemption	-	-	(678,896)	(678,896)

Balance at December 31, 2012	1,756,098	$935,798	$(1,029,447)	$(93,649)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

		Period from	Period from
	Year	January 13, 2011	January 13, 2011
	Ended	(inception) through	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012

Cash Flows from Operating Activities:
Net loss	$(678,896)	$(350,551)	$(1,029,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) attributable to changes in operating assets and liabilities
Prepaid insurance	92,658	(97,805)	(5,147)
Prepaid expenses	110	(110)	-
Net cash used in operating activities	(586,128)	(448,466)	(1,034,594)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	-	(80,000,000)	(80,000,000)
Interest reinvested in Trust Account	(879)	(2,241)	(3,120)
Net cash used in investing activities	(879)	(80,002,241)	(80,003,120)

Cash Flows from Financing Activities:
Proceeds from notes payable to affiliate	125,000	150,000	275,000
Payment of notes payable to affiliate	-	(150,000)	(150,000)
Proceeds from sale of ordinary shares to Sponsor	-	25,000	25,000
Proceeds from Public Offering	-	80,000,000	80,000,000
Proceeds from issuance of Sponsor Warrants	-	3,000,000	3,000,000
Payment of offering costs	-	(2,089,202)	(2,089,202)

Net cash provided by financing activities	125,000	80,935,798	81,060,798
Increase (decrease) in cash and cash equivalents	(462,007)	485,091	23,084
Cash and cash equivalents at beginning of the period	485,091	-	-
Cash and cash equivalents at end of the period	$23,084	$485,091	$23,084

Supplemental Schedule of Non-Cash Financing Activities:
Deferred underwriters' compensation	$(2,800,000)	$2,800,000	$2,800,000

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 3) was declared effective April 15, 2011. On April 20, 2011, simultaneously with the closing of the Public Offering, members of the Sponsor purchased $3,000,000 of warrants in a private placement (the “Private Placement”) (Note 4).

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

Liquidation and Going Concern

In accordance with the Company’s memorandum and articles of association and subject to applicable law, on January 22, 2013, the Company redeemed (the “Redemption”) all of the Public Shares sold as part of a Public Unit (as defined in Note 3) for cash equal to (a) the amount held in the Trust Account divided by (b) the total number of Public Shares (which redemption completely extinguished such holders’ rights as shareholders of the Company, including the right to receive further liquidation distributions, if any). On such date, there was a total of $80,000,000 available for redemption of the 8,000,000 Public Shares outstanding, which resulted in a redemption price of $10.00 per share.

This mandatory liquidation and subsequent distribution raises substantial doubt about the Company's ability to continue as a going concern. No adjustment has been made in the financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern.

Note 2. Significant Accounting Policies

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through December 31, 2012, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering and activities relating to identifying and evaluating prospective acquisition candidates. The Company has not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company will continue to generate non-operating income in the form of interest income on the designated Trust Account.

Restricted Cash Equivalents Held in the Trust Account

The Company considers all highly-liquid investments with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at December 31, 2012 and December 31, 2011 principally consist of cash in a money market account held by the Company through its Trust Account.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period (which excludes shares subject to possible redemption) in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the year ended December 31, 2012, the effect of the 11,000,000 warrants (including 3,000,000 warrants issued to the members of the Sponsor in the Private Placement), have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive. As a result, dilutive loss per ordinary share is equal to basic loss per ordinary share.

Reclassifications

Certain reclassifications have been made to amounts previously reported for 2011 to conform with the 2012 presentation. Such reclassifications have no effect on previously reported net loss.

Redeemable Ordinary Shares

As discussed in Note 1, all of the 8,000,000 Public Shares sold as part of a Public Unit (as defined in Note 3) in the Public Offering contain a redemption feature which allows for their redemption under the Company's liquidation or tender offer/shareholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Memorandum and Articles of Association provides that in no event will they redeem its Public Shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against paid-in capital.

Accordingly, at December 31, 2011, 7,278,524 of the 8,000,000 Public Shares were classified outside of permanent equity at their redemption value.

As discussed in Note 1, on January 22, 2013 the Company redeemed all 8,000,000 of the Public Shares at a redemption price of $10.00 per share. Consequently, on December 31, 2012, 8,000,000 of the 8,000,000 Public Shares were classified outside of permanent equity at their redemption value.

The redemption value (approximately $10.00 per share at December 31, 2012 and December 31, 2011) is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable.

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

Income Taxes

Under the laws of the British Virgin Islands, the Company is generally not subject to income taxes. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that increases ending deficit accumulated during the development stage. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2012 or December 31, 2011. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period from January 13, 2011 (date of inception) to December 31, 2012. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In conjunction with the Redemption discussed in Note 1, the Public Warrants expired worthless.

Underwriting Agreement

The Company paid an underwriting discount of $1.6 million, or 2.0% of the Public Unit offering price, to the underwriters at the closing of the Public Offering, with an additional fee of $2.8 million, or 3.5% of the gross Public Offering proceeds, payable upon the Company’s consummation of an Initial Business Combination (the “Deferred Underwriters’ Compensation”). The underwriters will not be entitled to any interest accrued on the deferred discount.

In conjunction with the Redemption discussed in Note 1, the Company’s Deferred Underwriters’ Compensation obligation was terminated.

Note 4. Related Party Transactions

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

In conjunction with the Redemption discussed in Note 1, the Sponsor Warrants expired worthless.

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

Note 5. Other Related Party Transactions

Administrative Services

The Company pays $3,000 a month in total for office space and general and administrative services to the Sponsor. Services commenced on June 1, 2011 and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. Approximately $36,000, $21,000 and $57,000 was incurred and paid under this agreement for the year ended December 31, 2012, the period from January 13, 2011 (inception) to December 31, 2011 and the period from January 13, 2011 (inception) to December 31, 2012, respectively.

Management Fee

The Company pays a management fee of approximately $17,000 per month to the Sponsor, which in turn is paid to the Company’s Chief Financial Officer and Executive Vice-President, Byron I. Sproule (a member of the Sponsor). The fee commenced on April 18, 2011 (the date the Company’s securities were first quoted on the OTCBB) and will terminate upon the earlier of (i) the consummation of an Initial Business Combination or (ii) the liquidation of the Company. Approximately $200,500, $137,000 and $337,500 was incurred and paid under this agreement for the year ended December 31, 2012, the period from January 13, 2011 (inception) to December 31, 2011 and the period from January 13, 2011 (inception) to December 31, 2012, respectively.

Notes Payable

On January 24, 2011, and February 15, 2011, the Company issued unsecured promissory notes for $100,000 and $50,000, respectively, to Global Cornerstone Holdings LLC. The proceeds from the notes were used to fund a portion of the organizational and offering expenses related to the Public Offering owed by the Company to third parties. These notes were repaid on April 20, 2011.

On November 21, 2012, and December 5, 2012, the Company issued unsecured promissory notes for $50,000 and $75,000, respectively, to Global Cornerstone Holdings LLC (the “Sponsor Working Capital Notes”). The proceeds from the notes were used to fund working capital of the Company.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets as of December 31, 2012

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash and cash equivalents	$23,084	$23,084	—	—

Investments held in Trust Account	80,003,120	80,003,120	—	—

Total	$80,026,204	$80,026,204	—	—

Fair Value of Financial Assets as of December 31, 2011

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash and cash equivalents	$485,091	$485,091	—	—

Investments held in Trust Account	80,002,241	80,002,241	—	—

Total	$80,487,332	$80,487,332	—	—

The fair values of the Company’s cash and cash equivalents and investments held in the Trust Account are determined through market, observable and corroborated sources.

Note 8. Shareholders’ Equity

Ordinary Shares - The Company has unlimited ordinary shares authorized. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. At December 31, 2012 and December 31, 2011, there were 1,756,098 and 2,477,574 ordinary shares outstanding, respectively. Ordinary shares outstanding at December 31, 2012 and December 31, 2011 excludes 8,000,000 and 7,278,524 ordinary shares subject to possible redemption, respectively.

Preferred Shares - The Company is authorized to issue an unlimited number of preferred shares in five different classes with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares have been issued.

Note 9. Subsequent Events

On January 4, 2013, the Company determined that, despite having participated in in-person or telephonic discussions with representatives of 107 potential acquisition targets, conducted diligence with respect to 43 potential acquisition targets, entered into non-disclosure agreements with 35 potential acquisition targets or their representatives and negotiated several non-binding letters of intent concerning potential business combinations in the period since the Company’s Offering, the Company would be unable to consummate an initial business combination by January 20, 2013, the deadline included in the Company’s memorandum and articles of association and described in the Offering prospectus. As a result, the Company would not be asking its shareholders to vote on the Extension Amendment, the Conversion Amendment and the IMTA Amendment, each as were defined and described in the Preliminary Proxy Statement filed by the Company with the Securities and Exchange Commission on December 12, 2012.

In accordance with the Company’s memorandum and articles of association and subject to applicable law, on January 22, 2013, the Company redeemed all of the Public Shares for cash equal to (a) the amount held in the Trust Account divided by (b) the total number of Public Shares (which redemption completely extinguished such holders’ rights as shareholders of the Company, including the right to receive further liquidation distributions, if any). On such date, there was a total of $80,000,000 available for redemption of the 8,000,000 Public Shares outstanding, which resulted in a redemption price of $10.00 per share. No payments were made with respect to any of the Company’s outstanding Public Warrants and Sponsor Warrants, which expired worthless. .

Effective on January 20, 2013, Gregory E. Smith, Alan G. Hassenfeld and Elliot Stein, Jr. resigned as directors of the Company in connection with the redemption of the Company’s Public Shares in accordance with the Company’s memorandum and articles of association. In addition, Mr. Smith resigned as the Company’s President.

On January 29, 2013, the Board of Directors of the Company adopted an Amended and Restated Memorandum and Articles of Association (the “Amended M&A”).

On January 9, 2013, the Company issued a promissory note to Global Cornerstone Holdings, LLC in the amount of $35,000 (the “January Sponsor Note”). The note bears no interest and is payable only on the consummation of a business combination.

On January 24, 2013, the Company issued a promissory note to The Dunning Group Inc., an affiliate of our Chief Executive Officer, in the amount of $25,000. The note bears no interest and is payable only on the consummation of a business combination.

On February 12, 2013, the Company issued a promissory note to Global Cornerstone Holdings, LLC in the amount of $25,000. The note bears no interest and is payable only on the consummation of a business combination.

On March 4, 2013, the Company issued a promissory note to Global Cornerstone Holdings, LLC in the amount of $45,000. The note bears no interest and is payable only on the consummation of a business combination.

On March 7, 2013, the Company issued a promissory note to The Dunning Group Inc., an affiliate of our Chief Executive Officer, in the amount of $25,000. The note bears no interest and is payable only on the consummation of a business combination.

On April 1, 2013, the Company and the Sponsor entered into an Omnibus Agreement, pursuant to which each of the Sponsor Working Capital Notes and the January Sponsor Note was amended to delete the ability to convert such notes into warrants of the Company.

The Company’s current management continues to seek acquisition targets or other uses for the Company, subject to several important factors, including the availability of financing. As an alternative, the Company might seek to obtain value from its status as a public company through a sale to or combination with a private operating company seeking such status as a means of “going public.” As of the date of this Annual Report, the Company has no arrangements in place with any acquisition candidates

