Form 10-Q
period 2013-03-31
Global Cornerstone Holdings Ltd
filed 2013-05-10
CIK 1511648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013, there were 1,756,098 ordinary shares of the Company issued and outstanding.

Global cornerstone holdings limited

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS	3

Condensed Interim Balance Sheets	3
Condensed Interim Statements of Operations	4
Condensed Interim Statement of Shareholders’ Equity (Deficit)	5
Condensed Interim Statements of Cash Flows	6
Notes to Condensed Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

Overview	12
Results of Operations
Liquidity and Capital Resources	13
Critical Accounting Policies	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4. CONTROLS AND PROCEDURES	15

PART II. OTHER INFORMATION	15

ITEM 1A. RISK FACTORS	15

ITEM 6. Exhibits	16
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

CONDENSED INTERIM BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$56,200	$23,084
Prepaid insurance	-	5,147
Total current assets	56,200	28,231

Investments held in Trust Account	-	80,003,120

Total assets	$56,200	$80,031,351

LIABILITIES AND SHAREHOLDERS' (DEFICIT):
Current Liabilities
Accounts payable	$16,500	$-
Notes payable to affiliates	280,000	125,000
Total current liabilities	296,500	125,000

Commitments and contingencies

Ordinary shares subject to possible redemption; 8,000,000 shares (at redemption value) at December 31, 2012	-	80,000,000

Shareholders' (deficit):
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 1,756,098 shares issued and outstanding (excludes 8,000,000 shares subject to possible redemption at December 31, 2012)	935,798	935,798
Deficit accumulated during the development stage	(1,176,098)	(1,029,447)

Total shareholders' (deficit), net	(240,300)	(93,649)

Total liabilities and shareholders' (deficit)	$56,200	$80,031,351

See accompanying notes to condensed interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

			Period from
			January 13, 2011
	Three Months Ended		(inception) through
	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$-	$-	$-
General and administrative expenses	146,675	149,175	1,179,242
Loss from operations	(146,675)	(149,175)	(1,179,242)
Other Income
Interest income	24	218	3,144
Net loss attributable to ordinary shares not subject to possible redemption	$(146,651)	$(148,957)	$(1,176,098)

Weighted average number of ordinary shares outstanding (excludes shares subject to possible redemption), basic and diluted	1,931,512	2,477,574	2,369,110

Net loss per ordinary share, basic and diluted	$(0.08)	$(0.06)	$(0.50)

See accompanying notes to condensed interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

CONDENSED INTERIM STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the Period from January 13, 2011 (date of inception) to March 31, 2013

			Deficit
			Accumulated
			During the	Total
	Ordinary Shares		Development	Shareholders'
	Shares	Amount	Stage	Equity (Deficit)

Sale of ordinary shares to Sponsor on January 25, 2011 at $0.012 per share (as adjusted to reflect a forward share split in the form of a dividend on March 9, 2011)	2,019,512	$25,000	$-	$25,000

Sale on April 20, 2011 of 8,000,000 units at $10 per unit, (including 7,278,524 shares subject to possible redemption)	8,000,000	80,000,000	-	80,000,000

Underwriters' discount and offering expenses	-	(4,889,202)	-	(4,889,202)

Sale on April 20, 2011 of 3,000,000 private placement warrants to the Sponsor at $1.00 per warrant	-	3,000,000	-	3,000,000

Proceeds subject to possible redemption of 7,278,524 ordinary shares at redemption value	(7,278,524)	(72,785,240)	-	(72,785,240)

Forfeiture of Sponsor Shares in connection with the underwriter's election to not exercise its over-allotment option in full	(263,414)	-	-	-

Net loss attributable to ordinary shareholders not subject to possible redemption	-	-	(350,551)	(350,551)

Balance at December 31, 2011 (audited)	2,477,574	5,350,558	(350,551)	5,000,007

De-recognition of deferred underwriters' compensation	-	2,800,000	-	2,800,000

Change in shares subject to possible redemption to 8,000,000 ordinary shares at redemption value	(721,476)	(7,214,760)	-	(7,214,760)

Net loss attributable to ordinary shareholders not subject to possible redemption	-	-	(678,896)	(678,896)

Balance at December 31, 2012 (audited)	1,756,098	935,798	(1,029,447)	(93,649)

Net loss attributable to ordinary shareholders	-	-	(146,651)	(146,651)

Balance at March 31, 2013 (unaudited)	1,756,098	935,798	$(1,176,098)	$(240,300)

See accompanying notes to condensed interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period from
			January 13, 2011
	Three Months Ended		(inception) through
	March 31, 2013	March 31, 2012	March 31, 2013

Cash Flows from Operating Activities:
Net loss	$(146,651)	$(148,957)	$(1,176,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) attributable to changes in operating assets and liabilities
Prepaid insurance	5,147	23,164	-
Prepaid expenses	-	110	-
Accounts payable	16,500	-	16,500
Net cash used in operating activities	(125,004)	(125,683)	(1,159,598)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	-	-	(80,000,000)
Interest reinvested in Trust Account	-	(218)	(3,120)
Payments from Trust Account	80,003,120	-	80,003,120
Net cash provided by (used in) investing activities	80,003,120	(218)	-

Cash Flows from Financing Activities:
Proceeds from notes payable to affiliates	155,000	-	430,000
Payment of notes payable to affiliates	-	-	(150,000)
Proceeds from sale of ordinary shares to Sponsor	-	-	25,000
Proceeds from Public Offering	-	-	80,000,000
Proceeds from issuance of Sponsor Warrants	-	-	3,000,000
Payment of offering costs	-	-	(2,089,202)
Redemption of Public Shares	(80,000,000)	-	(80,000,000)

Net cash provided by (used in) financing activities	(79,845,000)	-	1,215,798
Increase (decrease) in cash and cash equivalents	33,116	(125,901)	56,200
Cash and cash equivalents at beginning of the period	23,084	485,091	-
Cash and cash equivalents at end of the period	$56,200	$359,190	$56,200

See accompanying notes to condensed interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Interim Financial Information

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2013 and the financial results for the three months ended March 31, 2013 and March 31, 2012 and the period from January 13, 2011 (date of inception) to March 31, 2013. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of the results of operations to be expected for a full fiscal year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013.

Note 2. Organization and Business Operations

Incorporation

Global Cornerstone Holdings Limited (the “Company”) was incorporated in the British Virgin Islands on January 13, 2011. The Company was originally formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation or contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or assets (“initial business combination”). All activity from inception (January 13, 2011) through January 20, 2013 was related to the Company’s formation and capital raising activities and seeking a suitable initial business combination.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective April 15, 2011. On April 20, 2011, the Company sold 8,000,000 units at a price of $10.00 per unit (the “Public Units”) in the Public Offering. Each unit consisted of one ordinary share of the Company, no par value (the “Public Shares”), and one warrant to purchase one ordinary share (the “Public Warrants”). The Company paid an underwriting discount of $1.6 million, or 2.0% of the Public Unit offering price, to the underwriters at the closing of the Public Offering, with an additional fee of $2.8 million, or 3.5% of the gross Public Offering proceeds, payable upon the Company’s consummation of an initial business combination (the “Deferred Underwriters’ Compensation”).

Also on April 20, 2011, simultaneously with the closing of the Public Offering, members of the Global Cornerstone Holdings, LLC (the “Sponsor”), purchased $3,000,000 of warrants (the “Private Warrants and, together with the Public Warrants, the “Warrants”) in a private placement (the “Private Placement”). An aggregate of $80,000,000 from the proceeds of the Public Offering, the Private Placement and the Deferred Underwriters’ Compensation was placed in a trust account held in the name of the Company (the “Trust Account”) on April 20, 2011. None of the funds held in the Trust Account (other than the accrued interest) were to be released until the earlier of: (i) the consummation of an initial business combination, (ii) a redemption of Public Shares prior to any voluntary winding-up in the event the Company did not consummate an initial business combination within the applicable period, or (iii) pursuant to any liquidation.

On January 4, 2013, the Company determined that, despite having participated in in-person or telephonic discussions with representatives of 107 potential acquisition targets, conducted diligence with respect to 43 potential acquisition targets, entered into non-disclosure agreements with 35 potential acquisition targets or their representatives and negotiated several non-binding letters of intent concerning potential business combinations in the period since the Public Offering, the Company would be unable to consummate an initial business combination by January 20, 2013, the deadline included in the Company’s memorandum and articles of association and described in the Public Offering prospectus.

In accordance with the Company’s memorandum and articles of association and subject to applicable law, on or about January 22, 2013, the Company redeemed all of the Public Shares (the “Redemption”) for cash equal to (a) the amount held in the Trust Account divided by (b) the total number of Public Shares. The Redemption completely extinguished such holders’ rights as shareholders of the Company, including the right to receive further liquidation distributions, if any. On such date, there was a total of $80,000,000 available for redemption of the 8,000,000 Public Shares outstanding, which resulted in a redemption price of $10.00 per share. No payments were made with respect to any of the Company’s outstanding Warrants, which expired worthless. The Company’s Deferred Underwriters’ Compensation liability also terminated.

On January 29, 2013, the Board of Directors of the Company adopted an Amended and Restated Memorandum and Articles of Association (the “Amended M&A”) to, among other things, remove references to its status as a special purpose acquisition company.

The Company’s objective is to achieve long-term growth potential through one or more combinations with operating companies or businesses. The Company is not restricted in its search for potential candidates to companies engaged in any specific business, industry or geographical location and, thus, may acquire any type of business. The Company’s current management continues to seek acquisition targets or other uses for the Company, subject to several important factors, including the availability of financing. As an alternative, the Company might seek to obtain value from its status as a public company through a sale to or combination with a private operating company seeking such status as a means of “going public”.

Going Concern Consideration

As indicated in the accompanying financial statements, at March 31, 2013, the Company had $56,200 in cash, current liabilities of $296,500 and working capital deficit of $240,300. Further, the Company has incurred and expects to continue to incur losses. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing from related parties is received.

No adjustment has been made in the condensed interim financial statements to the amounts and classifications of assets and liabilities which could result should the Company be unable to continue as a going concern.

Note 3. Significant Accounting Policies

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period (which excludes shares subject to possible redemption as of December 31, 2012) in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, and for the three months ended March 31, 2012, to the extent dilutive, the incremental number of ordinary shares to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the three months ended March 31, 2012, the effect of the 11,000,000 warrants (including 3,000,000 warrants issued to the members of the Sponsor in the Private Placement), have not been considered in the diluted loss per ordinary share because their effect was anti-dilutive. As a result, for the three months ended March 31, 2012, dilutive loss per ordinary share is equal to basic loss per ordinary share.

Reclassifications

Certain reclassifications have been made to amounts previously reported for 2012 to conform with the 2013 presentation. Such reclassifications have no effect on previously reported net loss.

Redeemable Ordinary Shares

As discussed in Note 2, all of the 8,000,000 Public Shares sold as part of a Public Unit in the Public Offering contained a redemption feature which allowed for their redemption under the Company's liquidation or tender offer/shareholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its Memorandum and Articles of Association prior to its amendment on January 29, 2013 provided that in no event would the Company redeem its Public Shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001.

The Company recognized changes in redemption value immediately as they occurred and adjusted the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares were affected by charges against paid-in capital.

As discussed in Note 2, on January 22, 2013 the Company redeemed all Public Shares at a redemption price of $10.00 per share. Consequently, on December 31, 2012, 8,000,000 of the 8,000,000 Public Shares were classified outside of permanent equity at their redemption value.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that increases ending deficit accumulated during the development stage. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2013 or December 31, 2012. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period from January 13, 2011 (date of inception) to March 31, 2013. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Fair Value of Financial Instruments

Unless otherwise disclosed, the fair values of financial instruments, including cash, cash equivalents and the notes payable to related parties, approximate their carrying amount due primarily to their short-term nature.

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

Forfeiture - As a result of the underwriters’ over-allotment option not being exercised for the Public Offering, the Sponsor forfeited an aggregate of 263,414 Founder Shares on May 5, 2011. After giving effect to the forfeitures and the Redemption discussed in Note 2, the Sponsor owns 1,756,098, or 100.0%, of the Company’s issued and outstanding shares.

Private Warrants - Members of the Sponsor purchased an aggregate of 3,000,000 warrants (the “Private Warrants”) at $1.00 per warrant (for an aggregate purchase price of $3,000,000) from the Company on a private placement basis simultaneously with the closing of the Public Offering. In conjunction with the Redemption discussed in Note 2, the Private Warrants expired worthless.

Note 5. Other Related Party Transactions

Administrative and Management Fees

Commencing June 1, 2011 and until the date of the Redemption , the Company paid Global Cornerstone Holdings LLC, the Sponsor, an entity controlled by the Company's officers and director, a total of $3,000 per month for office space and general administrative services, including secretarial support. In addition, commencing April 18, 2011 and until the date of the Redemption, the Company paid a fee to the Sponsor, which in turn was paid to the Company's Chief Financial Officer and Executive Vice-President, Byron I. Sproule (a member of the sponsor), as follows: (i) upon consummation of the Public Offering, in an aggregate amount of approximately $35,000 for services performed prior thereto and (ii) thereafter, in the amount of approximately $17,000 per month for services performed until January 20, 2013. Such administrative and management fees, totaling approximately $20,000 per month, continue to be paid to the Sponsor upon the same terms and conditions of the expired agreements.

Notes Payable

On January 24, 2011, and February 15, 2011, the Company issued unsecured promissory notes for $100,000 and $50,000, respectively, to Global Cornerstone Holdings LLC. The proceeds from the notes were used to fund a portion of the organizational and offering expenses related to the Public Offering owed by the Company to third parties. These notes were repaid on April 20, 2011.

On November 21, 2012, December 5, 2012 and January 9, 2013, the Company issued unsecured promissory notes for $50,000, $75,000 and $35,000, respectively, to Global Cornerstone Holdings LLC (the “Sponsor Working Capital Notes”). The notes bear no interest and are payable only on the consummation of a business combination.

On January 24, 2013 and March 7, 2013, the Company issued a promissory note to The Dunning Group Inc., an affiliate of the Company's Chief Executive Officer, in the amount of $25,000 and $30,000, respectively. The notes bear no interest and are payable only on the consummation of a business combination.

On February 12, 2013 and on March 4, 2013, the Company issued a promissory note to Global Cornerstone Holdings, LLC in the amount of $20,000 and $45,000, respectively. The notes bear no interest and are payable only on the consummation of a business combination.

The proceeds from the notes were used to fund working capital of the Company.

On April 1, 2013, the Company and the Sponsor entered into an Omnibus Agreement, pursuant to which the Sponsor Working Capital Notes were amended to delete the ability to convert such notes into warrants of the Company.

Note 6. Fair Value Measurement

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets as of March 31, 2013

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	March 31,	Active Markets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash and cash equivalents	$56,200	$56,200	—	—

Investments held in Trust Account	—	—	—	—

Total	$56,200	$56,200	—	—

Fair Value of Financial Assets as of December 31, 2012

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash and cash equivalents	$23,084	$23,084	—	—

Investments held in Trust Account	80,003,120	80,003,120	—	—

Total	$80,026,204	$80,026,204	—	—

The fair values of the Company’s cash and cash equivalents and investments held in the Trust Account are determined through market, observable and corroborated sources.

Note 7. Shareholders’ Equity (Deficit)

Ordinary Shares - The Company has unlimited ordinary shares authorized. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. At March 31, 2013 and December 31, 2012 there were 1,756,098 ordinary shares outstanding, respectively. Ordinary shares outstanding at December 31, 2012 excludes 8,000,000 Public Shares subject to possible redemption, which were redeemed on January 20, 2013.

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

Overview

Global Cornerstone Holdings Limited (the “Company”) was incorporated in the British Virgin Islands on January 13, 2011. The Company was originally formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation or contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or assets. All activity from inception (January 13, 2011) through March 31, 2013 was related to the Company’s formation and capital raising activities and seeking a suitable business combination.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective April 15, 2011. On April 20, 2011, the Company sold 8,000,000 units at a price of $10.00 per unit (the “Public Units”) in the Public Offering. Each unit consisted of one ordinary share of the Company, no par value (the “Public Shares”), and one warrant to purchase one ordinary share (the “Public Warrants”). The Company paid an underwriting discount of $1.6 million, or 2.0% of the Public Unit offering price, to the underwriters at the closing of the Public Offering, with an additional fee of $2.8 million, or 3.5% of the gross Public Offering proceeds, payable upon the Company’s consummation of an initial business combination (the “Deferred Underwriters’ Compensation”).

Also on April 20, 2011, simultaneously with the closing of the Public Offering, members of Global Cornerstone Holdings, LLC (the “Sponsor”), purchased $3,000,000 of warrants (the “Private Warrants and, together with the Public Warrants, the “Warrants”) in a private placement (the “Private Placement”). An aggregate of $80,000,000 from the proceeds of the Public Offering, the Private Placement and the Deferred Underwriters’ Compensation was placed in a trust account held in the name of the Company (the “Trust Account”) on April 20, 2011. None of the funds held in the Trust Account (other than the accrued interest) were to be released until the earlier of: (i) the consummation of an initial business combination, (ii) a redemption of Public Shares prior to any voluntary winding-up in the event the Company did not consummate an initial business combination within the applicable period, or (iii) pursuant to any liquidation.

On January 4, 2013, the Company determined that, despite having participated in in-person or telephonic discussions with representatives of 107 potential acquisition targets, conducted diligence with respect to 43 potential acquisition targets, entered into non-disclosure agreements with 35 potential acquisition targets or their representatives and negotiated several non-binding letters of intent concerning potential business combinations in the period since the Public Offering, the Company would be unable to consummate an initial business combination by January 20, 2013, the deadline included in the Company’s memorandum and articles of association and described in the Public Offering prospectus.

In accordance with the Company’s memorandum and articles of association and subject to applicable law, on or about January 22, 2013, the Company redeemed all of the Public Shares (the “Redemption”) for cash equal to (a) the amount held in the Trust Account divided by (b) the total number of Public Shares. The Redemption completely extinguished such holders’ rights as shareholders of the Company, including the right to receive further liquidation distributions, if any. On such date, there was a total of $80,000,000 available for redemption of the 8,000,000 Public Shares outstanding, which resulted in a redemption price of $10.00 per share. No payments were made with respect to any of the Company’s outstanding Warrants, all of which expired worthless. The Company’s Deferred Underwriters’ Compensation liability also terminated.

Effective January 20, 2013, Gregory E. Smith, Alan G. Hassenfeld and Elliot Stein, Jr. resigned as directors of the Company. In addition, Mr. Smith resigned as the Company’s President.

On January 29, 2013, the board of directors of the Company adopted an Amended and Restated Memorandum and Articles of Association (the “Amended M&A”). The adoption of the Amended M&A did not require shareholder approval. The following is a summary of certain provisions of the Amended M&A as adopted by the board of directors.

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

Business

The Company’s objective is to achieve long-term growth potential through one or more combinations with operating companies or businesses. The Company is not restricted in its search for potential candidates to companies engaged in any specific business, industry or geographical location and, thus, may acquire any type of business. The Company’s current management continues to seek acquisition targets or other uses for the Company, subject to several important factors, including the availability of financing. As an alternative, the Company might seek to obtain value from its status as a public company through a sale to or combination with a private operating company seeking such status as a means of “going public”.

Liquidity and Capital Resources

On January 22, 2013, we effectuated the Redemption. As of March 31, 2013, we had approximately $56,200 of cash available for general corporate purposes. Our balance sheet as of that date reflected total liabilities of approximately $296,500. The board of directors anticipates that the Company will need to raise capital to fund ongoing operations, including the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business.

The Company does not currently have any specific capital-raising plans. We may receive funds from some or all of our officers, director or Sponsor, and we may seek to issue equity or debt securities, including preferred securities for which we may determine the rights and designations, common stock, warrants, equity rights, convertibles notes and any combination of the foregoing. Any such offering may take the form of a private placement, public offering, rights offering, other offering or any combination of the foregoing at fixed or variable market prices or discounts to prevailing market prices. We cannot assure you that we will be able to raise sufficient capital on favorable, or any, terms. We believe the issuance of equity or debt securities in such a financing will not be subject to shareholder approval if the Company’s common stock is not then listed on a national exchange or traded on Nasdaq. Accordingly, you may not be entitled to vote on any future financing by the Company. Moreover, shareholders have no preemptive or other rights to acquire any securities that the Company may issue in the future.

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

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through March 31, 2013, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering, activities relating to identifying and evaluating prospective acquisition candidates. The Company has not generated any revenues. The Company will not generate any operating revenues until after completion of a business combination, at the earliest.

Redeemable Ordinary Shares

As discussed in Note 2, all of the 8,000,000 Public Shares contained a redemption feature which allows for the redemption of ordinary shares under the Company's liquidation or tender offer/shareholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.  Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480.  Although the Company did not specify a maximum redemption threshold, its memorandum and articles of association provided that in no event would the Company redeem its public shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001.

Prior to December 31, 2012, the Company recognized changes in redemption value immediately as they occurred and adjusted the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares were affected by charges against paid-in capital.

On January 22, 2013, the Company redeemed the Public Shares at a redemption price of $10.00 per share. On December 31, 2012, 8,000,000 of the 8,000,000 Public Shares were classified outside of permanent equity at their redemption value. The redemption value was equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable.

Loss per ordinary share

Loss per share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, and for the three months ended March 31, 2012, to the extent dilutive, the incremental number of ordinary shares to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the three months ended March 31, 2012, the effect of the 11,000,000 warrants (including 3,000,000 warrants issued to the members of the Sponsor in the Private Placement), have not been considered in the diluted loss per ordinary share because their effect was anti-dilutive. As a result, for the three months ended March 31, 2012, dilutive loss per ordinary share is equal to basic loss per ordinary share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in the British Virgin Islands on January 13, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at March 31, 2013 and have not yet commenced any operations. All activity through March 31, 2013 relates to our formation, our initial public offering, our activities related to identifying and evaluating prospective acquisition candidates and the Redemption. We did not have any financial instruments that were exposed to market risks at March 31, 2013.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Global Cornerstone Holdings Limited

Dated: May 10, 2013	/s/ James D. Dunning, Jr.
James D. Dunning, Jr.
Chief Executive Officer
(Principal executive officer)

Dated: May 10, 2013	/s/ Byron Sproule
Byron Sproule
Chief Financial Officer and Executive Vice President
(Principal financial and accounting officer)

