Form 10-Q
period 2013-06-20
Global Cornerstone Holdings Ltd
filed 2013-08-09
CIK 1511648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013, there were 1,756,098 ordinary shares of the Company issued and outstanding.

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
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS

GLOBAL CORNERSTONE HOLDINGS LIMITED

(A Corporation in the Development Stage)

CONDENSED INTERIM BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$58,391	$23,084
Prepaid insurance	-	5,147
Total current assets	58,391	28,231

Investments held in Trust Account	-	80,003,120

Total assets	$58,391	$80,031,351

LIABILITIES AND SHAREHOLDERS' (DEFICIT):
Current Liabilities
Notes payable to affiliates	$383,500	$125,000
Total current liabilities	383,500	125,000

Commitments and contingencies

Ordinary shares subject to possible redemption; 8,000,000 shares (at redemption value) at December 31, 2012	-	80,000,000

Shareholders' (deficit):
Preferred shares, no par value; five classes of unlimited shares authorized; none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 1,756,098 shares issued and outstanding (excludes 8,000,000 shares subject to possible redemption at December 31, 2012)	935,798	935,798
Deficit accumulated during the development stage	(1,260,907)	(1,029,447)

Total shareholders' (deficit), net	(325,109)	(93,649)

Total liabilities and shareholders' (deficit)	$58,391	$80,031,351

See accompanying notes to condensed interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

					Period from
					January 13, 2011
	Three Months Ended		Six Months Ended		(inception) through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$-	$-	$-	$-	$-
General and administrative expenses	84,809	148,513	231,484	297,689	1,264,051
Loss from operations	(84,809)	(148,513)	(231,484)	(297,689)	(1,264,051)
Other Income
Interest income	-	218	24	437	3,144
Net loss attributable to ordinary shares not subject to possible redemption	$(84,809)	$(148,295)	$(231,460)	$(297,252)	$(1,260,907)

Weighted average number of ordinary shares outstanding (excludes shares subject to possible redemption), basic and diluted	1,756,098	2,492,470	1,843,321	2,485,022	2,307,127

Net loss per ordinary share, basic and diluted	$(0.05)	$(0.06)	$(0.13)	$(0.12)	$(0.55)

See accompanying notes to condensed interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)

CONDENSED INTERIM STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the Period from January 13, 2011 (date of inception) to June 30, 2013

			Deficit
			Accumulated
			During the	Total
	Ordinary Shares		Development	Shareholders'
	Shares	Amount	Stage	Equity (Deficit)

Sale of ordinary shares to Sponsor on January 25, 2011 at $0.012 per share (as adjusted to reflect a forward share split in the form of a dividend on March 9, 2011)	2,019,512	$25,000	$-	$25,000

Sale on April 20, 2011 of 8,000,000 units at $10 per unit, (including 7,278,524 shares subject to possible redemption)	8,000,000	80,000,000	-	80,000,000

Underwriters' discount and offering expenses	-	(4,889,202)	-	(4,889,202)

Sale on April 20, 2011 of 3,000,000 private placement warrants to the Sponsor at $1.00 per warrant	-	3,000,000	-	3,000,000

Proceeds subject to possible redemption of 7,278,524 ordinary shares at redemption value	(7,278,524)	(72,785,240)	-	(72,785,240)

Forfeiture of Sponsor Shares in connection with the underwriter's election to not exercise its over-allotment option in full	(263,414)	-	-	-

Net loss attributable to ordinary shareholders not subject to possible redemption	-	-	(350,551)	(350,551)

Balance at December 31, 2011 (audited)	2,477,574	5,350,558	(350,551)	5,000,007

De-recognition of deferred underwriters' compensation	-	2,800,000	-	2,800,000

Change in shares subject to possible redemption to 8,000,000 ordinary shares at redemption value	(721,476)	(7,214,760)	-	(7,214,760)

Net loss attributable to ordinary shareholders not subject to possible redemption	-	-	(678,896)	(678,896)

Balance at December 31, 2012 (audited)	1,756,098	935,798	(1,029,447)	(93,649)

Net loss attributable to ordinary shareholders	-	-	(231,460)	(231,460)

Balance at June 30, 2013 (unaudited)	1,756,098	$935,798	$(1,260,907)	$(325,109)

See accompanying notes to condensed interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED

(A Corporation in the Development Stage)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period from
			January 13, 2011
	Six Months Ended		(inception) through
	June 30, 2013	June 30, 2012	June 30, 2013

Cash Flows from Operating Activities:
Net loss	$(231,460)	$(297,252)	$(1,260,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) attributable to changes in operating assets and liabilities
Prepaid insurance	5,147	46,329	-
Prepaid expenses	-	110	-
Accounts payable	-	-
Net cash used in operating activities	(226,313)	(250,813)	(1,260,907)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	-	-	(80,000,000)
Interest reinvested in Trust Account	-	(437)	(3,120)
Payments from Trust Account	80,003,120	-	80,003,120
Net cash provided by (used in) investing activities	80,003,120	(437)	-

Cash Flows from Financing Activities:
Proceeds from notes payable to affiliates	258,500	-	533,500
Payment of notes payable to affiliates	-	-	(150,000)
Proceeds from sale of ordinary shares to Sponsor	-	-	25,000
Proceeds from Public Offering	-	-	80,000,000
Proceeds from issuance of Sponsor Warrants	-	-	3,000,000
Payment of offering costs	-	-	(2,089,202)
Redemption of Public Shares	(80,000,000)	-	(80,000,000)
Net cash provided by (used in) financing activities	(79,741,500)	-	1,319,298
Increase (decrease) in cash and cash equivalents	35,307	(251,250)	58,391
Cash and cash equivalents at beginning of the period	23,084	485,091	-
Cash and cash equivalents at end of the period	$58,391	$233,841	$58,391

See accompanying notes to condensed interim financial statements.

GLOBAL CORNERSTONE HOLDINGS LIMITED
(A Corporation in the Development Stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 1. Condensed Interim Financial Information

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2013 and the financial results for the three months ended June 30, 2013 and June 30, 2012 , the six months ended June 30, 2013 and June 30, 2012, and the period from January 13, 2011 (date of inception) to June 30, 2013. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

Going Concern Consideration

As indicated in the accompanying financial statements, at June 30, 2013, the Company had $58,391 in cash and cash equivalents, current liabilities of $383,500 and working capital deficit of $325,109. Further, the Company has incurred and expects to continue to incur losses. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing from related parties is received.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period (which excludes shares subject to possible redemption as of December 31, 2012) in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, and for the three and six month periods ended June 30, 2012, to the extent dilutive, the incremental number of ordinary shares to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the three and six month periods ended June 30, 2012, the effect of the 11,000,000 warrants (including 3,000,000 warrants issued to the members of the Sponsor in the Private Placement), have not been considered in the diluted loss per ordinary share because their effect was anti-dilutive. As a result, for the three and six month periods ended June 30, 2012, dilutive loss per ordinary share is equal to basic loss per ordinary share.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that increases ending deficit accumulated during the development stage. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2013 or December 31, 2012. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period from January 13, 2011 (date of inception) to June 30, 2013. The Company is subject to income tax examinations by major taxing authorities since inception.

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

On January 24, 2013, March 7, 2013 and on June 4, 2013, the Company issued promissory notes to The Dunning Group Inc., an affiliate of the Company's Chief Executive Officer, in the amount of $25,000, $30,000 and $65,000, respectively. The notes bear no interest and are payable only on the consummation of a business combination.

On February 12, 2013, March 4, 2013 and on May 7, 2013, the Company issued promissory notes to Global Cornerstone Holdings, LLC in the amount of $20,000, $45,000 and $38,500, respectively. The notes bear no interest and are payable only on the consummation of a business combination.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Fair Value of Financial Assets as of June 30, 2013

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash equivalents	$58,391	$58,391	—	—

Total	$58,391	$58,391	—	—

Fair Value of Financial Assets as of December 31, 2012

			Significant Other	Significant
	Balances, at	Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash equivalents	$23,084	$23,084	—	—

Investments held in Trust Account	80,003,120	80,003,120	—	—

Total	$80,026,204	$80,026,204	—	—

The fair values of the Company’s cash equivalents and investments held in the Trust Account are determined through market, observable and corroborated sources.

Note 7. Shareholders’ Equity (Deficit)

Ordinary Shares - The Company has unlimited ordinary shares authorized. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. At June 30, 2013 and December 31, 2012 there were 1,756,098 ordinary shares outstanding, respectively. Ordinary shares outstanding at December 31, 2012 excludes 8,000,000 Public Shares subject to possible redemption, which were redeemed on January 20, 2013.

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

Overview

Global Cornerstone Holdings Limited (the “Company”) was incorporated in the British Virgin Islands on January 13, 2011. The Company was originally formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation or contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or assets. All activity from inception (January 13, 2011) through June 30, 2013 was related to the Company’s formation and capital raising activities and seeking a suitable business combination.

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

Liquidity and Capital Resources

On January 22, 2013, we effectuated the Redemption. As of June 30, 2013, we had approximately $58,391 of cash available for general corporate purposes. Our balance sheet as of that date reflected total liabilities of approximately $383,500. The board of directors anticipates that the Company will need to raise capital to fund ongoing operations, including the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business.

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

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. Through June 30, 2013, the Company’s efforts have been limited to organizational activities, activities relating to its Public Offering, activities relating to identifying and evaluating prospective acquisition candidates. The Company has not generated any revenues. The Company will not generate any operating revenues until after completion of a business combination, at the earliest.

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

Loss per ordinary share

Loss per share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, and for the three and six month periods ended June 30, 2012, to the extent dilutive, the incremental number of ordinary shares to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the three and six month periods ended June 30, 2012, the effect of the 11,000,000 warrants (including 3,000,000 warrants issued to the members of the Sponsor in the Private Placement), have not been considered in the diluted loss per ordinary share because their effect was anti-dilutive. As a result, for the three and six month periods ended June 30, 2012, dilutive loss per ordinary share is equal to basic loss per ordinary share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in the British Virgin Islands on January 13, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at June 30, 2013 and have not yet commenced any operations. All activity through June 30, 2013 relates to our formation, our initial public offering, our activities related to identifying and evaluating prospective acquisition candidates and the Redemption. We did not have any financial instruments that were exposed to market risks at June 30, 2013.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Cornerstone Holdings Limited

Dated: August 9, 2013	/s/ James D. Dunning, Jr.
James D. Dunning, Jr.
Chief Executive Officer
(Principal executive officer)

Dated: August 9, 2013	/s/ Byron Sproule
Byron Sproule
Chief Financial Officer and Executive Vice President
(Principal financial and accounting officer)

